Form 10QSB
period 1996-03-31
PUDGIES CHICKEN INC
filed 1996-05-16
CIK 946395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1996
                                     ------------------------------------------
                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number   1-13840
                       --------------------------------------------------------

                            PUDGIE'S CHICKEN, INC.
- - -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                     31-1369735
- - -------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

333 Earle Ovington Boulevard, Suite 604, Uniondale, New York        11553
- - -------------------------------------------------------------------------------
  (Address of principal executive offices)                         (zip code)

                                 (516) 222-8833
- - -------------------------------------------------------------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    -----

As of May 14, 1996, the registrant had 4,416,836 shares of its Common Stock, $.01 par value, issued and outstanding.

                                  Page 1 of 61

                         The Exhibit Index is on Page 16

                     PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                          ------

Item 1 -  Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1995. . . . . . . . . . . . . . . . . . . . .     3

          Consolidated Statements of Income for the three months ended
          March 31, 1996 and March 31, 1995. . . . . . . . . . . . . . .     4

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1996 and March 31, 1995. . . . . . . . . . . .     5

          Notes to Consolidated Financial Statements . . . . . . . . . .   6-7

Item 2 -  Management's Discussion and Analysis or Plan of Operation. . .   8-10


PART II.  OTHER INFORMATION


Item 2 -  Changes in Securities. . . . . . . . . . . . . . . . . . . . .    10

Item 5 -  Other Information. . . . . . . . . . . . . . . . . . . . . . .    12

Item 6 -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    14

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16


                                       (2)

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Consolidated Balance Sheets




                                                                      December 31,     March 31,
Assets                                                                   1995            1996
                                                                      (unaudited)     (unaudited)
Current assets
Cash                                                                    $823,440         $87,740
Franchise and advertising royalties receivable,net                       376,975         454,390
Inventories                                                              123,670         116,490
                                                                   --------------  --------------
                                  Total current assets                 1,324,085         658,620

Property and equipment, net                                            2,729,600       2,593,100
Intangible assets ,net                                                 8,759,100       8,670,620
Other assets                                                             418,575         487,520
                                                                   --------------  --------------
                                  Total assets                       $13,231,360     $12,409,860
                                                                   --------------  --------------
                                                                   --------------  --------------


Liabilities, Redeemable Preferred Stock
and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses                                   $830,137      $1,060,657
Deferred franchise fees                                                  230,000         165,000
Sales tax payable                                                         78,670         253,510
Interest payable                                                             ---         106,036
Other liabilities                                                        135,823          93,930
                                                                   --------------  --------------
                               Total current liabilities               1,274,630       1,679,133

Note  payable to stockholder                                           3,606,837       3,606,837
                                                                   --------------  --------------
                               Total liabilities                       4,881,467       5,285,970
                                                                   --------------  --------------

Redeemable Preferred Stock; $.01 par value;
   10,000 shares authorized, issued and outstanding
   (redemption and liquidation value of $1,069,000)                    1,069,000       1,069,000
                                                                   --------------  --------------

Stockholders' equity
   Preferred stock, 250,000 shares authorized(including
      10,000 shares of Redeemable Preferred Stock which are
      issued and outstanding and 50,000 shares of $4 Cumulative
      Preferred Stock, $.01 par value, which are issued and
      outstanding),  (liquidation value of $500,000)                         500             500
   Common stock, $.01 par value, 10,000,000 shares authorized;
      4,506,972 and 4,416,836 shares, issued and outstanding,
      respectively                                                        45,070          44,890
   Additional paid in capital                                         16,159,920      16,069,960
   Accumulated deficit                                                (8,699,235)     (9,919,600)
   Deferred Compensation                                                (225,362)       (140,860)
                                                                    -------------   -------------
                             Total stockholders' equity                7,280,893       6,054,890

Commitments and contingencies

        Total liabilities, redeemable preferred stock              --------------  --------------
           and stockholders' equity                                  $13,231,360     $12,409,860
                                                                   --------------  --------------
                                                                   --------------  --------------



                The accompanying notes are an integral part of
                  these consolidated financial statements.


                                     (3)

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Consolidated Statements of Operations




                                                                Three Months
                                                                   Ended
                                                                  March 31,
                                                                 (unaudited)
                                                            1995              1996
Revenue

Restaurant sales                                         $1,949,455        $2,442,561
Franchise and advertising royalties                         346,199           241,316
Franchise fees                                               60,000               ---
Interest income and other revenue                            17,954            22,532
                                                        ------------      ------------
                                                          2,373,608         2,706,409
                                                        ------------      ------------


Costs and Expenses

Restaurant cost of sales                                    758,704           961,663
Restaurant operating expenses                             1,053,968         1,468,109
Franchising costs                                            22,016            30,030
General and administrative                                  727,295           901,377
Advertising expenses                                        180,131           206,462
Depreciation and amortization                               258,262           253,097
Interest expense                                            170,250           106,036
                                                        ------------      ------------
                                                          3,170,626         3,926,774
                                                        ------------      ------------



Net loss                                                  ($797,018)      ($1,220,365)
                                                        ------------      ------------
                                                        ------------      ------------


Net loss per common share                                    ($0.43)           ($0.28)
                                                        ------------      ------------
                                                        ------------      ------------

Shares used in computation                                1,837,132         4,416,836
                                                        ------------      ------------
                                                        ------------      ------------

                The accompanying notes are an integral part of
                  these consolidated financial statements.

                                                (4)

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows




                                                                    Three Months
                                                                       Ended
                                                                     March 31,
                                                                    (unaudited)
                                                            1995               1996

Cash flows provided by (used in) operating activities


Net loss                                                  ($797,018)      ($1,220,365)

Adjustments to reconcile net income
to net cash provided by operations

Deferred compensation expense                                  ----            (5,633)
Depreciation and amortization                               258,262           253,097
Bad debt expense                                             27,641             9,160

Changes in operating assets and liabilities
(Increase)decrease in operating assets
   Franchise and advertising royalties receivable            57,314           (86,575)
   Inventories                                              (32,992)            7,180
   Other assets                                             100,846           (68,945)

Increase(decrease)in operating liabilities
   Accounts payable and accrued expenses                     27,535           230,515
   Deferred franchise fees                                  (60,000)          (65,000)
   Sales tax payable                                        152,968           174,840
   Interest payable                                         139,432           106,036
   Other liabilities                                        238,464           (41,893)
                                                        ------------    --------------

Net cash provided by (used in) operating activities         112,452          (707,583)
                                                        ------------    --------------

Cash flows used in investing activities
Purchase of property and equipment                         (180,899)          (28,117)
Acquisition of stores                                      (524,486)             ----
                                                        ------------    --------------

Net cash  (used in) investing activities                   (705,385)          (28,117)
                                                        -----------     --------------

Cash flows provided by financing activities

Additions to notes payable                                  129,561              ----
Repayments of borrowings                                       ----              ----
Proceeds from issuance of
    Preferred Stock, net of issuance costs                  495,000              ----
                                                        ------------    --------------

Net cash provided by financing activities                   624,561              ----
                                                        ------------    --------------

Net increase in cash                                         31,628          (735,700)

Cash at beginning of period                                 165,860           823,440
                                                        -----------    --------------
Cash at end of period                                      $197,488           $87,740
                                                        ------------   --------------
                                                        ------------   --------------


                The accompanying notes are an integral part of
                  these consolidated financial statements.

                                      (5)

                     PUDGIE'S CHICKEN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

          The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated under the Securities Act of 1933, as amended, and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles.

          The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

          The accompanying financial statements should be read in conjunction with the Company's December 31, 1995 Form 10-KSB.

2.   CONTINGENCIES

          On June 30, 1995, an area developer of the Company's franchised restaurants commenced an action against the Company alleging common law fraud and alleging violations of the Franchise Sales Act of the State of New York regarding its area development agreement with the Company. The Company believes that it has meritorious defenses to the action, has asserted counterclaims alleging fraud in the inducement and breach of contract by that area developer, and has commenced a separate action against the principal of the area developer. The court proceedings have been stayed pending the outcome of an arbitration instituted by the Company against the area developer and its principal involving the subject matter of the court actions. Claims against the Company exceed $1 million. Hearings in the arbitration are expected to continue through May 1996. Although a range of possible loss, if any, cannot be reasonably estimated at this time, the Company believes that the ultimate resolution of this matter will not have any material adverse effect on its financial position, results of operations or liquidity.

          The Company is subject to various other legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management and legal counsel, the amount of ultimate liability, if any, which may arise as the result of these proceedings will not materially affect the Company's financial position or results of operations.

3.   SUBSEQUENT EVENTS

          On May 3, 1996, the Company received gross proceeds of $2 million from a private placement of 200 Units, each Unit consisting of one share of Series A Convertible Preferred Stock and 500 Common Stock Purchase Warrants. The Preferred Shares are convertible into the Company's Common Stock beginning on July 29, 1996, have a redemption value of $12,200 per share plus dividends, an annual dividend of $800 per share, contain a provision which requires the Company to repurchase the Preferred Shares upon the occurrence of certain events and at the election of the holder, and convert automatically to Common Stock on April 30, 1998. The Company is obligated to promptly file a registration statement to permit the public sale of the Warrants and the Common Stock issuable upon the conversion of the Preferred Shares and exercise of the Warrants.

                     PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995

     Total revenue was approximately $2.7 million for the three months ended March 31, 1996, an increase of approximately $333,000 or 14%, over revenue of approximately $2.4 million for the three months ended March 31, 1995. This increase was primarily due to the increase in the number of Company-owned restaurants from 22 at March 31, 1995 to 26 at March 31, 1996. This increase was partially offset by the decreased number of franchised restaurants operating during that period from 42 at March 31, 1995 to 36 at March 31, 1996.

     System-wide sales at all Company-owned and franchised restaurants were approximately $5.3 million for the three months ended March 31, 1996 and approximately $6.2 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the three months ended March 31, 1996 was the primary cause of the decrease in sales. The Company also believes that revenues for the first quarter of 1996 were adversely affected by severe weather conditions which reduced operating hours, impeded deliveries and reduced customer transactions. Sales have subsequently returned to expected levels.

     Revenue from sales at Company-owned restaurants was approximately $2.4 million for the three months ended March 31, 1996, an increase of approximately $493,000 or 25%, over sales at Company-owned restaurants of approximately $2.0 million for the three months ended March 31, 1995. This increase was due to the increased number of Company-owned restaurants. Franchise royalty and advertising fees paid by franchisees were approximately $241,000 for the three months ended March 31, 1996, a decrease of approximately $105,000 or 30%, from approximately $346,000 for the comparable prior year period. This decrease resulted from the lower number of franchised restaurants in operation during the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

     Also, due primarily to the increase in the number and proportion of Company-owned restaurants, revenue from sales at Company-owned restaurants was 90% of total revenue for the three months ended March 31, 1996 as compared to 82% of total revenue for the comparable 1995 period. For the same reasons, franchise and advertising royalties were 9% of total revenue for the three months ended March 31, 1996, compared to 15% of total revenue in the comparable 1995 period.

     With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $2.4 million for the three months ended March 31, 1996, an increase of approximately $617,000 or 34%, from approximately $1.8 million for the three
months  ended  March  31,  1995.   This  increase  was  due  primarily  to  the
increased number of Company-owned restaurants in 1996. The increase in operating costs was also due to increased utilities and supply costs. General and administrative expenses were approximately $901,000 for the three months ended March 31, 1996, an increase of approximately $174,000 or 24%, from approximately $727,000 for the comparable period in 1995, primarily due to increases in corporate overhead due to the expansion of the corporate infrastructure in comparison to the prior year period, an increase in legal expenses due to costs of approximately $86,000 for the ongoing arbitration of a dispute with the Company's former area developer for Northern Virginia and an increase in insurance costs of approximately $32,000 due to coverages added after the completion of the Company's initial public offering in August 1995.

     Restaurant cost of sales and restaurant operating expenses, as a percentage of restaurant sales, were 99% in the three months ended March 31, 1996, compared to 93% in the comparable 1995 period. The decreased margins resulted primarily from increased operating and other costs and the impact on revenues of the severe weather conditions during the three months ended March 31, 1996.

     Advertising expenses increased approximately $26,000, or 15% to approximately $206,000 for the three months ended March 31, 1996 from approximately $180,000 for the comparable prior year period. This was despite the lower number of restaurants open during the period. The level of advertising expense was attributable to the need to maintain a high promotional profile for franchising, to maintain a market presence and to mitigate the effects of the severe weather.

     Interest expense was approximately $106,000 for the three months ended March 31, 1996, a decrease of approximately $64,000, or 38%, from approximately $170,000 for the comparable period in 1995. This decrease resulted from the payments by the Company in August 1995 to reduce outstanding promissory notes from an aggregate of $3.9 million to $3.6 million and the repayment in full in August 1995 of a separate promissory note held by Pudgie's founder, the outstanding balance of which was then approximately $4.7 million.

     The Company incurred a net loss of approximately $1,220,000 during the three months ended March 31, 1996, an increase of approximately $423,000, or 53%, from the net loss of approximately $797,000 in the comparable 1995 period. The increase in the loss was attributable principally to increased costs of restaurant operating expenses, as a result of severe weather conditions resulting in reduced operating hours and customer transactions and the increases in general and administrative expenses.

     No provision for income taxes was required in either the three months ended March 31, 1996 or 1995 because of the net losses incurred by the Company for federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996 the Company had a working capital deficit of $1,021,956 as compared to a working capital deficit of $2,009,419 at March 31, 1995. This change in working capital is primarily attributable to the reduction of accounts payable and accrued expenses of approximately $850,000. Stockholders' equity was $6,054,890 at March 31, 1996.

     Cash decreased from $823,440 at December 31, 1995 to $87,740 at March 31, 1996. The decrease of $735,700 is primarily due to cash spent as working capital during the first quarter of 1996.

     Cash used in operating activities of $707,583 for the three months ended March 31, 1996 is primarily attributable to funding the Company's loss of $1,220,365, offset by depreciation and amortization of $253,510, an increase in various payables of $511,391 and decreases in deferred franchise fees of $65,000.

     Cash used in investing activities of $28,117 was for the purchase of property and equipment primarily relating to upgrades of Company-owned restaurants during the three months ended March 31, 1996.

     The Company is seeking to privately place additional equity to raise additional capital for general working capital purposes and to reduce debt. In order to conserve cash for further development purposes, the Company is currently seeking to reduce corporate overhead and operating expenses. A $3.6 million note payable matures in February 1997. The Company expects to seek a refinancing or extention of this note.

SIGNIFICANT EVENTS

     On May 3, 1996, the Company received gross proceeds of $2 million in connection with a private placement of 200 Units at $10,000 per Unit, with each Unit consisting of one share of Series A Convertible Preferred Stock and 500 Redeemable Common Stock Purchase Warrants. The proceeds will be used principally for general working capital purposes. See, Part II, Item 5 hereof for further details of the Private Placement.

                                     PART II

                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     (a) On May 3, 1996, the Company received gross proceeds of $2 million from a private placement of 200 Units ("Private Placement"), each Unit consisting of one share of Series A Convertible Preferred Stock ("Preferred Stock") and 500 Redeemable Common Stock Purchase Warrants ("Warrants"). The Company's outstanding publicly traded Redeemable Common Stock

Purchase Warrants contain anti-dilution provisions which have been triggered as a result of the Company's issuance of the Units in the Private Placement. As a result, the exercise price of the Company's publicly traded Warrants (Nasdaq "PUDGW") as well as the Warrants issued in the Private Placement have been adjusted from $5.50 per share to $5.01 per share.

     (b) The issuance by the Company of the Units in the private placement has triggered the anti-dilution provisions contained in other outstanding securities which were privately issued by the Company. The effect of the anti-dilution adjustment on the exercise prices and number of those securities is illustrated below:

                                Common Stock         Common Stock
                               Issuable Upon         Issuable upon     Exercise Price    Exercise Price
                               Exercise Prior       Exercise After        Prior to           After
Security                       to Adjustment          Adjustment          Adjustment       Adjustment
- - --------------------------     --------------       --------------     --------------    --------------
Public Warrants (Nasdaq
"PUDGW")                         1,150,000            1,261,930            $5.50             $5.01

IPO Underwriter's
Warrants--Common Stock             200,000              223,612            $8.25             $7.38

IPO Underwriter's
Warrants--IPO Warrants             100,000              109,733            $5.50             $5.01

May 1995 Bridge
Warrants                            20,000               22,361            $8.25             $7.38

Turk Warrants                       50,000               55,122            $6.00             $5.44

May 1995 Investor
Warrants                           111,522              122,376            $5.50             $5.01
                               --------------       --------------
Total                            1,631,522            1,795,134
                               --------------       --------------
                               --------------       --------------

     In connection with the Private Placement, the holder of 10,000 shares of the Redeemable Preferred Stock, which constitutes all of the outstanding shares of the Company's Redeemable Preferred Stock ("Redeemable Preferred Stock") agreed to waive mandatory redemption by the Company of the Redeemable Preferred Stock (which right was triggered as a result of the issuance of the Units in the Private Placement). In addition, such holder agreed to waive any past or future rights to receive dividends with respect to the Redeemable Preferred Shares. The holder agreed to the issuance of the Preferred Shares in connection with the Private Placement and further agreed that to the extent the powers, preferences and rights of his Redeemable Preferred Stock as set forth in the Company's Restated Certificate of Incorporation are inconsistent with the powers, preferences and rights of the Preferred Shares issued in the Private Placement as set forth in the Certificate of Designation regarding the Preferred Shares ("Certificate of Designation"), the provisions of the Certificate of Designation shall control and the powers, preferences and rights of the Redeemable Preferred Stock shall be deemed amended accordingly.

     The Preferred Shares issued in the Private Placement rank senior to the Company's outstanding $4 Cumulative Preferred Stock. Accordingly, the terms of the $4 Cumulative Preferred Stock will not prohibit any payment of dividends with respect to the Preferred Shares.

     As a result of the termination of employment of one individual with the Company, 18,028 unvested shares of the Company's Common Stock were forfeited and are no longer outstanding.

ITEM 5.   OTHER INFORMATION

     On May 3, 1996, the Company received gross proceeds of $2 million in connection with a Private Placement of 200 Units and issued in the aggregate 200 Preferred Shares and 100,000 Warrants. The holders of the Preferred Shares issued in the Private Placement are entitled to the rights, preferences and privileges set forth in the Company's Certificate of Designation as summarized below.

     CONVERSION. The Preferred Shares are convertible into shares of the Company's Common Stock ("Conversion Shares") beginning on July 29, 1996. The conversion price per share ("Conversion Price") will be equal to the lower of
(x) the average closing bid price of the Common Stock as calculated over the five trading-day period ending on the last trading day prior to April 26, 1996 or ($4.47) and (y) eighty-two percent (82%) of the average closing bid price of the Common Stock as calculated over the five trading-day period ending on the trading day immediately preceding the date on which the Company receives notice to convert the Preferred Shares to Common Stock; PROVIDED, HOWEVER, that in no event will the Conversion Price calculated pursuant to the foregoing clause (y) be less than $2.00. The Conversion Price is subject to adjustment upon the occurrence of certain events.

     DIVIDENDS. Holders of the Preferred Shares are entitled to receive an annual dividend payment of $800 per Preferred Share (equal to eight percent (8%) of the per Preferred Share purchase price). Dividends are payable only in accordance with applicable law and only upon conversion of the Preferred Shares and are payable either in shares of the Company's Common Stock ("Dividend Shares") at the then current Conversion Price or in cash, at the option of the Company.

     PURCHASE OPTION. If, at any time after May 3, 1996, the Conversion Price on any 20 trading days during any 30 consecutive trading day period is less than $2.00 (the "Purchase Option Trigger Event"), each holder of any Preferred Shares will then, upon notice from the Company, be entitled to elect ("Purchase Option") to have the Company purchase all, but not less than all of the Preferred Shares then held by such holder for a cash purchase price of $10,800 per Preferred Share together with all accrued and unpaid dividends thereon through the purchase date ("Purchase Amount"). If the Company fails to purchase any Preferred Shares from the holders who exercise their Purchase Option, the Company shall be obligated to pay to such holders monthly penalty payments in cash in an amount each month equal to 1 1/2% of the Purchase Amount until such time as the Preferred Shares are purchased by the Company in accordance with the Purchase Option.

     OPTIONAL REDEMPTION. The Preferred Shares are subject to redemption at the option of the Company at a redemption price of $12,200 per Preferred Share plus all dividends accrued and unpaid to the date fixed for redemption.

     MATURITY. The Preferred Shares mature on April 30, 1998 and shall automatically convert into Conversion Shares at the then current Conversion Price on such date.

     LIQUIDATION RIGHTS. In the event of any liquidation, dissolution or winding up of the Company, the holders of Preferred Shares are entitled to receive out of the assets of the Company available for distribution to shareholders, subject to the rights of any senior stock and parity stock, $12,200 per Preferred Share in cash plus accumulated and unpaid dividends, which dividends in the case of liquidation, dissolution or winding up shall be payable in cash.

     WARRANTS. The Warrants issued in the Private Placement are identical to the Company's outstanding publicly registered warrants, except as to (i) the date of issuance and (ii) the Warrants will not be freely transferable until registered under the Securities Act of 1933, as amended. The Warrants are issued pursuant to the Warrant Agreement dated August 9, 1995, among the Company, Rickel & Associates, Inc. and Continental Stock Transfer & Trust Company, as supplemented on April 22, 1996.

     Each Warrant on its face entitles the registered holder thereof to purchase one share of Common Stock at an initial exercise price of $5.50 per share (the "Warrant Price"). However, as a result of the issuance of the Preferred Shares, the Warrant Price has been adjusted to $5.01 per share and is subject to further adjustment in certain events, at any time during the period commencing on September 9, 1996 and expiring on August 9, 2000. As a result of the reduction in the Warrant Price to $5.01, the number of shares of Common Stock issuable upon exercise of the Warrants has also been adjusted to such number of shares per Warrant determined by dividing $5.50 by the adjusted Warrant Price. The Warrants are subject to redemption by the Company at $.10 per Warrant at any time commencing on October 9, 1996, on not less than 30 days' prior written notice to the holders of the Warrants, provided the average closing bid quotation of the Common Stock as reported on the Nasdaq Stock Market, has been at least 150% of the then current exercise price of the Warrants ($7.52 per share), for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption.

     Pursuant to the Registration Rights Agreement, between the Company and each Preferred Shareholder dated as of April 30, 1996 ("Registration Rights Agreement"), the Company has agreed to prepare and register with the Securities and Exchange Commission ("Commission") a registration statement ("Registration Statement"), as soon as possible, with respect to the resale of the Warrants, the Common Stock underlying the Warrants and Preferred Shares, the Dividend Shares and the Penalty Shares (as defined below), if any. If the Registration Statement is not declared effective by the Commission, on or before July 29, 1996 ("Penalty Commencement Date"), the Company will have the obligation to pay penalty payments ("Penalty Payments") at the rate of $200 per Preferred Share per month following the Penalty Commencement Date until the Registration Statement is declared effective. Provided that the holders of the Company's $4 Cumulative Preferred Stock shall have consented to the issuance of the Preferred Shares, then, except as set forth below, the Company shall have the option to pay the Penalty Payment either in cash or in shares of the Company's Common Stock which shall be registered pursuant to the Registration Statement (such shares of Common Stock, if any, are hereinafter called the "Penalty Shares"). Until the holders of the $4 Cumulative Preferred Stock shall have consented to the issuance of the Preferred Shares, all penalties must be paid in cash. The Company's obligations with respect to registering the Warrants, the Common Stock underlying the Warrants and the Preferred Shares, Conversion Shares, Dividend Shares and Penalty Shares, if any, are described in more detail in the Registration Rights Agreement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

4.1  Letter Agreement supplementing Warrant Agreement dated April 22, 1996.

4.2 Certificate of Designations, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Pudgie's Chicken, Inc.

4.3 Registration Rights Agreement between Pudgie's Chicken, Inc. and each Series A Preferred Stockholder dated as of April 30, 1996.

4.4  Form of Series A Preferred Stock Certificate.

10.1 Placement Agency Agreement between Strasbourger Pearson Tulcin Wolff Incorporated and Pudgie's Chicken, Inc. dated as of March 18, 1996.

     (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PUDGIE'S CHICKEN, INC.




May 14, 1996                            /s/  Steven Wasserman
- - --------------------------------   --------------------------------------------
Date                                    Steven Wasserman
                                        President/Chief Executive Officer




May 14, 1996                            /s/  Helen Papa
- - --------------------------------   --------------------------------------------
Date                                    Helen Papa
                                        Vice President/Chief Financial
                                        Officer/Secretary
                                        (and principal accounting officer)

                                  EXHIBIT INDEX

Exhibit Number                                                      Page Number
- - --------------                                                     -------------
4.1            Letter Agreement Supplementing Warrant Agreement
               dated April 22, 1996. . . . . . . . . . . . . . . . .      17

4.2            Certificate of Designations, Voting Powers,
               Preferences and Rights of Series A Convertible
               Preferred Stock of Pudgie's Chicken, Inc. . . . . . .      20

4.3            Registration Rights Agreement between Pudgie's
               Chicken, Inc. and each Series A Preferred
               Stockholder dated April 30, 1996. . . . . . . . . . .      43

4.4            Form of Series A Preferred Stock Certificate. . . . .      50

10.1           Placement Agency Agreement between Strasbourger,
               Pearson, Tulcin, Wolff, Incorporated and Pudgie's
               Chicken, Inc. dated as of March 18, 1996. . . . . . .      51

27             Financial Data Schedule . . . . . . . . . . . . . . .      61