Form 10QSB
period 1996-06-30
PUDGIES CHICKEN INC
filed 1996-08-13
CIK 946395

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 1996

OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-13840

                             PUDGIE'S CHICKEN, INC.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                    31-1369735
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

333 Earle Ovington Boulevard, Suite 604, Uniondale, New York     11553
(Address of principal executive offices)                       (zip code)

                                 (516) 222-8833
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes __X__   No _____

As of August 12, 1996, the registrant had 4,475,421 shares of its Common Stock, $.01 par value, issued and outstanding.

                                  Page 1 of 14
                        The Exhibit Index is on Page 13

                     PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                               Page
                                                                                              ----
Item 1 -  Financial Statements (unaudited)

          Consolidated Balance Sheets as of June 30, 1996
          and December 31, 1995..................................................................3

          Consolidated Statements of Income for the three and the six months ended
          June 30, 1996 and June 30, 1995........................................................4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1996 and June 30, 1995..................................................5

          Notes to Consolidated Financial Statements...........................................6-7

Item 2 -  Management's Discussion and Analysis or Plan of Operation...........................7-11


PART II.  OTHER INFORMATION

Item 2 -  Changes in Securities.................................................................11

Item 6 -  Exhibits and Reports on Form 8-K......................................................11

Signature Page .................................................................................12

Exhibit Index ..................................................................................13

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
- --------------------------------------------------------------------------------

                                                                                 December 31,      June 30,
Assets                                                                               1995            1996
                                                                                 (unaudited)      (unaudited)
Current assets
Cash                                                                             $    823,440    $    465,700
Franchise and advertising royalties receivable,net                                    376,975         443,850
Inventories                                                                           123,670         115,520
                                                                                 ------------    ------------
     Total current assets                                                           1,324,085       1,025,070

Property and equipment, net                                                         2,729,600       2,780,950
Intangible assets ,net                                                              8,759,100       8,721,620
Other assets                                                                          418,575         435,370
                                                                                 ------------    ------------
     Total assets                                                                $ 13,231,360    $ 12,963,010
                                                                                 ============    ============


Liabilities, Redeemable Preferred Stock,
Redeemable Convertible Preferred Stock and
Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses                                            $    830,137    $    864,720
Deferred franchise fees                                                               230,000          30,000
Sales tax payable                                                                      78,670         276,624
Interest payable                                                                       37,526          70,827
Other liabilities                                                                      98,297          70,888
                                                                                 ------------    ------------
     Total current liabilities                                                      1,274,630       1,313,059

Note  payable to stockholder                                                        3,606,837       3,606,837
Note payable                                                                             --            92,753
                                                                                 ------------    ------------
     Total liabilities                                                              4,881,467       5,012,649
                                                                                 ------------    ------------

Redeemable Preferred Stock; $.01 par value;
   10,000 shares authorized, issued and outstanding
   (redemption and liquidation value of $1,069,000)                                 1,069,000       1,069,000

Redeemable Convertible Preferred Stock; $.01 par value; 200 Series A shares authorized, issued and outstanding
   (redemption and liquidation value of $2,440,000)                                      --         1,665,922
                                                                                 ------------    ------------

Stockholders' equity
   Preferred stock, 250,000 shares authorized (including 10,000 shares of
      Redeemable Preferred Stock issued and outstanding, 200 shares of
      Redeemable Convertible Preferred Stock issued and outstanding and 50,000 shares of $4 Cumulative
      Preferred Stock, $.01 par value, issued and outstanding),                           500             500
      (liquidation value of $500,000)
   Common stock, $.01 par value, 10,000,000 shares authorized;
      4,506,972 and 4,475,421 shares, issued and outstanding, respectively             45,070          44,754
   Additional paid in capital                                                      16,159,920      16,002,489
   Accumulated deficit                                                             (8,699,235)    (10,767,508)
   Deferred Compensation                                                             (225,362)        (64,796)
                                                                                 ------------    ------------
     Total stockholders' equity                                                     7,280,893       5,215,439

Commitments and contingencies
                                                                                 ------------    ------------
     Total liabilities, redeemable preferred stock
        redeemable convertible preferred stock and
        stockholders' equity                                                     $ 13,231,360    $ 12,963,010
                                                                                 ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
- --------------------------------------------------------------------------------

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                           (unaudited)                  (unaudited)
                                                       1995           1996          1995           1996
Revenue
Restaurant sales                                   $ 2,316,570    $ 2,740,589    $ 4,266,025    $ 5,183,150
Franchise and advertising royalties                    339,873        242,482        686,072        483,798
Franchise fees                                            --          255,000         60,000        255,000
Interest income and other revenue                       22,525         20,597         40,478         43,129
                                                   -----------    -----------    -----------    -----------
                                                     2,678,968      3,258,668      5,052,575      5,965,077
                                                   -----------    -----------    -----------    -----------

Costs and Expenses
Restaurant cost of sales                               908,648      1,027,387      1,667,352      1,989,049
Restaurant operating expenses                        1,141,687      1,365,525      2,210,988      2,833,634
Franchising costs                                       21,973         31,123         43,989         61,153
General and administrative                             924,750      1,076,133      1,636,712      1,977,510
Research and development                                20,000           --           20,000           --
Advertising expenses                                   563,597        241,191        743,727        447,653
Depreciation and amortization                          190,946        231,582        449,208        484,679
Interest expense                                       292,214        105,661        462,464        211,697
                                                   -----------    -----------    -----------    -----------
                                                     4,063,815      4,078,602      7,234,440      8,005,375
                                                   -----------    -----------    -----------    -----------

Net loss                                           ($1,384,847)   ($  819,934)   ($2,181,865)   ($2,040,298)
                                                   ===========    ===========    ===========    ===========

Net loss per common share                               ($0.74)        ($0.18)        ($1.18)        ($0.46)
                                                   ===========    ===========    ===========    ===========

Shares used in computation                           1,873,127      4,475,421      1,843,141      4,475,421
                                                   ===========    ===========    ===========    ===========

Net loss per common share diluted for conversion                       ($0.15)                       ($0.37)
                                                                  ===========                   ===========

Shares used in computation                                          5,475,421                     5,475,421
                                                                  ===========                   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
- --------------------------------------------------------------------------------

                                                                 Six Months
                                                                   Ended
                                                                  June 30,
                                                                (unaudited)
                                                            1995          1996
                                                        -----------    -----------

Cash flows provided by (used in) operating activities

Net loss                                                ($2,181,865)   ($2,040,298)

Adjustments to reconcile net income
to net cash provided by operations

Deferred compensation expense                                14,352          2,818
Depreciation and amortization                               449,208        484,679
Bad debt expense                                             93,559         53,288

Changes in operating assets and liabilities
(Increase)decrease in operating assets
   Franchise and advertising royalties receivable           (91,783)       (55,384)
   Inventories                                              (46,521)         8,150
   Other assets                                              87,663        (16,795)
   Deferred charges                                        (536,882)          --

Increase(decrease)in operating liabilities
   Accounts payable and accrued expenses                    600,743         34,583
   Deferred franchise fees                                  (60,000)      (200,000)
   Sales tax payable                                        339,525        197,954
   Other liabilities                                        669,732        (27,409)
                                                        -----------    -----------
Net cash provided by (used in) operating activities        (662,269)    (1,558,414)
                                                        -----------    -----------

Cash flows used in investing activities
Purchase of property and equipment                         (316,734)      (316,915)
Acquisition of stores                                      (874,486)      (181,634)
                                                        -----------    -----------
Net cash  (used in) investing activities                 (1,191,220)      (498,549)
                                                        -----------    -----------

Cash flows provided by financing activities

Additions to notes payable                                1,451,115        211,697
Repayments of borrowings                                       --         (178,396)
Proceeds from issuance of
    Preferred Stock, net of issuance costs                  494,964      1,665,922
                                                        -----------    -----------
Net cash provided by financing activities                 1,946,079      1,699,223
                                                        -----------    -----------


Net increase (decrease) in cash                              92,590       (357,740)

Cash at beginning of period                                 165,860        823,440
                                                        -----------    -----------
Cash at end of period                                   $   258,450    $   465,700
                                                        ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

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

     The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

     The accompanying financial statements should be read in conjunction with the Company's December 31, 1995 Form 10-KSB.

2.   CONTINGENCIES

     On June 30, 1995, an area developer of the Company's franchised restaurants commenced an action against the Company alleging common law fraud and alleging violations of the Franchise Sales Act of the State of New York regarding its area development agreement with the Company. The Company believes that it has meritorious defenses to the action, has asserted counterclaims alleging fraud in the inducement and breach of contract by that area developer, and has commenced a separate action against the principal of the area developer. The court proceedings have been stayed pending the outcome of an arbitration instituted by the Company against the area developer and its principal involving the subject matter of the court actions. Final briefs were submitted to the arbitration panel in June of 1996 and the decision of the arbitration panel is pending. Claims against the Company exceed $1 million. Although a range of possible loss, if any, cannot be reasonably estimated at this time, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

     The Company is subject to various other legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management and legal counsel, the amount of ultimate liability, if any, which may arise as the result of these proceedings will not materially affect the Company's financial position or results of operations.

     The Company has outstanding 200 shares of Series A Convertible Preferred Stock that contain a purchase option that requires the Company to purchase the Preferred Shares if at any time after May 3, 1996, the conversion price on any 20 trading days during any 30 consecutive trading day period is less than $2.00. Each holder of any Preferred Shares will then, upon notice from the Company, be entitled to elect to have the Company purchase all, but not less than all of the Preferred Shares then held by such holder for a cash purchase price of $10,800 per Preferred Share together with all accrued and unpaid dividends thereon. This option provision has not been triggered.

                     PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES


     A $3.6 million note payable matures in February 1997. The Company has had discussions with the holder of such note with respect to refinancing or extending the term of such note as it is unlikely that the Company's 1996 operations will generate sufficient funds to repay such note.

3.   ISSUANCE OF SECURITIES

     On May 3, 1996, the Company received gross proceeds of $2 million from a private placement of 200 Units, each Unit consisting of one share of Series A Convertible Preferred Stock and 500 Common Stock Purchase Warrants. The Preferred Shares will be convertible into the Company's Common Stock after July 29, 1996 and as soon as a registration statement for the shares of Common Stock underlying the Series A Convertible Preferred Stock is effective. The Preferred Shares have a redemption value of $12,200 per share, plus dividends, an annual dividend of $800 per share, contain a provision which requires the Company to repurchase the Preferred Shares upon the occurrence of certain events and at the election of the holder, and convert automatically to Common Stock on April 30, 1998. As a result of the Company not having such registration statement declared effective by July 29, 1996, the holders of the Preferred Shares are entitled to receive penalty payments, in cash or Common Stock at the option of the Company, in the amount of $200 per share per month until the date on which the registration statement is made effective. These penalty payments are being accrued. The Company plans to file the registration statement on or about September 3, 1996.

Item 2. Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

     Total revenue was approximately $3.3 million for the three months ended June 30, 1996, an increase of approximately $580,000,or 22%, over revenue of approximately $2.7 million for the three months ended June 30, 1995. This increase was primarily due to the increase in the number of Company-owned restaurants from 24 at June 30, 1995 to 30 at June 30, 1996, of which three restaurants opened at the end of the three month period ended June 30, 1996. This increase was partially offset by the decreased number of franchised restaurants operating during that period from 41 at June 30, 1995 to 32 at June 30, 1996.

     System-wide sales at all Company-owned and franchised restaurants were approximately $5.7 million for the three months ended June 30, 1996 and approximately $6.4 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the three months ended June 30, 1996 was the primary cause of the decrease in sales.

     Revenue from sales at Company-owned restaurants was approximately $2.7 million for the three months ended June 30, 1996, an increase of approximately $424,000, or 18%, over sales at Company-owned restaurants of approximately $2.3 million for the three months ended June 30, 1995. This increase was due to the increased number of Company-owned restaurants. Franchise royalty and advertising fees paid by franchisees were approximately $242,000 for the three months ended June 30, 1996, a decrease of approximately $97,000, or 29%, from approximately $340,000 for the comparable prior year period. This decrease resulted from the lower number of franchised restaurants in operation during the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Franchise fees increased approximately $255,000 for the three months ended June 30, 1996 over the comparable prior year period. The increase was primarily attributable to the recognition of revenue for fees relating to two area developers who forfeited their development rights and the opening of two franchised restaurants during the three months ended June 30, 1996.

     With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $2.4 million for the three months ended June 30, 1996, an increase of approximately $343,000, or 17%, from approximately $2.1 million for the three months ended June 30, 1995. This increase was due primarily to the increased number of Company-owned restaurants in 1996. General and administrative expenses were approximately $1.1 million for the three months ended June 30, 1996, an increase of approximately $151,000, or 16%, from approximately $925,000 for the comparable period in 1995, primarily due to an increase in legal expenses due to costs of approximately $90,000 for the arbitration of a dispute with the Company's former area developer for Northern Virginia and increases in corporate overhead due to the expansion of the corporate infrastructure in comparison to the prior year period.

     Restaurant cost of sales and restaurant operating expenses, as a percentage of restaurant sales, were 87% in the three months ended June 30, 1996, compared to 89% in the comparable 1995 period. The increased margins resulted primarily from a decrease in cost of sales as a result of renegotiated food contracts and changes in the menu mix for the three months ended June 30, 1996.

     Advertising expenses decreased approximately $322,000, or 57%, to approximately $241,000 for the three months ended June 30, 1996 from approximately $564,000 for the comparable prior year period. The decrease in advertising cost was primarily due to television being used in 1995 and not in 1996, and better economies of scale as a result of increased buying power for the mediums used for the three months ended June 30, 1996.

     Depreciation and amortization was approximately $232,000 for the three months ended June 30, 1996, compared to approximately $191,000 for 1995. The increase was attributable to the purchase and depreciation of equipment for new Company-owned restaurants.

     Interest expense was approximately $106,000 for the three months ended June 30, 1996, a decrease of approximately $187,000, or 64%, from approximately $292,000 for the comparable period in 1995. This decrease resulted from the payments by the Company in August 1995 to reduce outstanding promissory notes from an aggregate of $3.9 million to $3.6 million, the repayment in full in August 1995 of a separate promissory note held by Pudgie's founder, the outstanding balance of which was then $4.7 million, and the repayment in August 1995 of bridge notes issued by the Company in May 1995 in the aggregate of $1.0 million.

     The Company incurred a net loss of approximately $820,000 during the three months ended June 30, 1996, a decrease of approximately $565,000, or 41%, from the net loss of approximately $1,385,000 in the comparable 1995 period. The decrease in the loss was attributable principally to the increase in the number of Company-owned restaurants generating additional revenue, franchise fee revenue recognized as a result of the termination of two area developer agreements and the growth of total revenue by approximately 22% from the comparable prior year period over growth of less than 1% in total expenses from the prior year comparable period.

     No provision for income taxes was required in either the three months ended June 30, 1996 or 1995 because of the net losses incurred by the Company.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

     Total revenue was approximately $6.0 million for the six months ended June 30, 1996, an increase of approximately $913,000, or 18%, over revenue of approximately $5.1 million for the six months ended June 30, 1995. This increase was primarily due to the increase in the number of Company-owned restaurants from 24 at June 30, 1995 to 30 at June 30, 1996. This increase was partially offset by the decreased number of franchised restaurants operating during that period from 41 at June 30, 1995 to 32 at June 30, 1996.

     System-wide sales at all Company-owned and franchised restaurants were approximately $11.1 million for the six months ended June 30, 1996 and approximately $12.6 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the six months ended June 30, 1996 was the primary cause of the decrease in sales.

     Revenue from sales at Company-owned restaurants was approximately $5.2 million for the six months ended June 30, 1996, an increase of approximately $917,000, or 21%, over sales at Company-owned restaurants of approximately $4.3 million for the six months ended June 30, 1995. This increase was due to the increased number of Company-owned restaurants. Franchise royalty and advertising fees paid by franchisees were approximately $484,000 for the six months ended June 30, 1996, a decrease of approximately $202,000, or 29%, from approximately $686,000 for the comparable prior year period. This decrease resulted from the lower number of franchised restaurants in operation during the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Franchise fees increased approximately $195,000, or 325%, for the six months ended June 30, 1996 from approximately $60,000 for the prior year period. This increase was primarily attributable to the recognition of revenues for fees relating to two area developers who forfeited their development rights.

     With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $4.8 million for the six months ended June 30 1996, an increase of approximately $944,000, or 24%, from approximately $3.9 million for the six months ended June 30, 1995. This increase was due primarily to the increased number of Company-owned restaurants in 1996. The increase in operating costs was also due to increased utilities and supply costs during the first three months of 1996 as a result of severe weather conditions. General and administrative expenses were approximately $2.0 million for the six months ended June 30, 1996, an increase of approximately $341,000, or 21%, from approximately $1.6 million for the comparable period in 1995, primarily due to legal expenses of approximately $176,000 for the arbitration of a dispute with the Company's former area developer for Northern Virginia and increases in corporate overhead due to the expansion of the corporate infrastructure in comparison to the prior year period.

     Restaurant cost of sales and restaurant operating expenses, as a percentage of restaurant sales, were 93% in the six months ended June 30, 1996, compared to 91% in the comparable 1995 period. The decreased margins resulted primarily from increased operating and other costs incurred by the Company during the first three months of 1996 as a result of the impact on revenues of the severe weather conditions.

     Advertising expenses decreased approximately $296,000, or 40%, to approximately $448,000 for the six months ended June 30, 1996 from approximately $744,000 for the comparable prior year period, principally due to a change in the type of advertising done and better economies of scale.

     Depreciation and amortization was approximately $485,000 for the six months ended June 30, 1996, compared to approximately $449,000 for 1995. The increase was attributable to the purchase and depreciation of equipment for new Company-owned restaurants.

     Interest expense was approximately $212,000 for the six months ended June 30, 1996, a decrease of approximately $251,000, or 54%, from approximately $462,000 for the comparable period in 1995. This decrease resulted from the payments by the Company in August 1995 to reduce outstanding promissory notes from an aggregate of $3.9 million to $3.6 million, the repayment in full in August 1995 of a separate promissory note held by Pudgie's founder, the outstanding balance of which was then $4.7 million, and the repayment in August 1995 of bridge notes issued by the Company in May 1995 in the aggregate of $1.0 million.

     The Company incurred a net loss of approximately $2.0 million during the six months ended June 30, 1996, a decrease of approximately $142,000, or 6%, from the net loss of approximately $2.2 million in the comparable 1995 period. The decrease in the loss was attributable principally to the increase in the number of Company-owned restaurants generating additional revenue, franchise fee revenue recognized as a result of the termination of two area developer agreements and the growth of total revenue by approximately 18% from the comparable prior year period over growth of approximately 11% in total expenses from the prior year comparable period.

     No provision for income taxes was required in either the six months ended June 30, 1996 or 1995 because of the net losses incurred by the Company.

Liquidity and Capital Resources

     As of June 30, 1996, the Company had a working capital deficit of $287,989 as compared to a working capital deficit of $3,439,818 at June 30, 1995. This change in working capital is primarily attributable to the repayment of a bridge note in August 1995 of $1.0 million and the reduction of accounts payable, accrued expenses and other liabilities outstanding. These repayments were made as a result of funds raised through the Company's initial public offering completed in August 1995 and a private placement of equity for $2 million completed in April 1996.

     Stockholders' equity was $5,215,439 at June 30, 1996 as compared to a deficit of $1,275,358 at June 30, 1995. The increase in stockholders' equity is primarily due to the raising of approximately $10 million through the Company's initial public offering, which has been offset by continued losses since June 30, 1995.

     Cash decreased from $823,440 at December 31, 1995 to $465,700 at June 30, 1996. The decrease of $357,740 is primarily due to cash spent to fund the losses during the six months ended June 30, 1996 and the purchase of property and equipment.

     Cash used in operating activities of $1,558,414 for the six months ended June 30, 1996 is primarily attributable to funding the Company's loss of $2,040,298, offset by depreciation and amortization of $484,679.

     Cash used in investing activities of $498,549 was for the purchase of property and equipment and the acquisition of one franchised restaurant during the six months ended June 30, 1996.

     Cash provided by financing activities of $1,699,223 for the six months ended June 30, 1996 is primarily due to a private placement of 200 units of Series A Convertible Preferred Stock at $10,000 per unit, net of issuance costs.

     The Company is seeking to privately place additional equity to raise additional capital for general working capital purposes and to reduce debt. In order to conserve cash for further development purposes and to reduce the Company's losses, the Company is currently seeking to reduce corporate overhead and operating expenses. A $3.6 million note payable matures in February 1997. The Company has had discussions with the holder of such note with respect to refinancing or extending the term of such note as it is unlikely that the Company's 1996 operations will generate sufficient funds to repay such note. There can be no assurance that the Company will be able to obtain such refinancing or extension.

                                     PART II

                                Other Information

Item 2.   Changes in Securities

          As a result of the termination of employment of two individuals with the Company, 31,551 unvested shares of the Company's Common Stock were forfeited during the six months ended June 30, 1996 and are no longer outstanding.


Item 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed during the six months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PUDGIE'S CHICKEN, INC.




August 12, 1996            /s/  Steven Wasserman
- ---------------                 --------------------
Date                            Steven Wasserman
                                President/Chief Executive Officer




August 12, 1996            /s/  Helen Papa
- ---------------                 --------------------
Date                            Helen Papa
                                Vice President/Chief Financial Officer/Secretary
                                (and principal accounting officer)

                                 EXHIBIT INDEX


Exhibit Number                                                      Page Number
- --------------                                                      -----------
     27        Financial Data Schedule ............................      14