Form 10QSB
period 1996-09-30
PUDGIES CHICKEN INC
filed 1996-11-19
CIK 946395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    --------------------------------------------

OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number   1-13840
                      ----------------------------------------------------------

                             PUDGIE'S CHICKEN, INC.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                     31-1369735
---------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
or organization)

333 Earle Ovington Boulevard, Suite 604, Uniondale, New York     11553
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (zip code)

                                 (516) 222-8833
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X            No
    ---------------      -----------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

(Not applicable because a plan has not yet been confirmed by the court.)

As of November 18, 1996, the registrant had 4,475,421 shares of its Common Stock, $.01 par value, issued and outstanding.

                                  Page 1 of 17
                         The Exhibit Index is on Page 15

                     PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                      PAGE
Item 1 -       Financial Statements (unaudited)

               Consolidated Balance Sheets as of September 30, 1996
               and December 31, 1995.........................................................3

               Consolidated Statements of Income for the three and the nine months ended
               September 30, 1996 and September 30, 1995.....................................4

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1996 and September 30, 1995...............................5

               Notes to Consolidated Financial Statements..................................6-8

Item 2 -       Management's Discussion and Analysis or Plan of Operation..................8-12


PART II.       OTHER INFORMATION

Item 5 -       Other Information - Changes in Registrant's Certifying Accountant............12

Item 6 -       Exhibits and Reports on Form 8-K.............................................13

Signature Page .............................................................................14

Exhibit Index...............................................................................15

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                        December 31,            September 30,
Assets                                                      1995                    1996
                                                        (unaudited)             (unaudited)
Current assets
Cash                                                       $823,440                $323,030
Franchise and advertising royalties receivable,net          376,975                 472,520
Inventories                                                 123,670                 115,560
                                                        -----------             -----------
                                  Total current assets    1,324,085                 911,110

Property and equipment, net                               2,729,600               2,114,220
Intangible assets ,net                                    8,759,100               8,211,990
Other assets                                                418,575                 186,500
                                                        -----------             -----------
                                  Total assets          $13,231,360             $11,423,820
                                                        ===========             ===========


Liabilities, Redeemable Preferred Stock,
Redeemable Convertible Preferred Stock and
Stockholders' Equity

Liabilities not subject to compromise
Accounts payable and accrued expenses                      $830,137                 $35,423
Deferred franchise fees                                     230,000                 150,000
Sales tax payable                                            78,670                  29,473
Other liabilities                                           135,823                   -----
                                                        -----------             -----------
                               Total current liabilities  1,274,630                 214,896

Note  payable to stockholder                              3,606,837                   -----
Liabilities subject to compromise                             -----               7,621,458
                                                        -----------             -----------
                               Total liabilities          4,881,467               7,836,354
                                                        -----------             -----------

Redeemable Preferred Stock; $.01 par value;
   10,000 shares authorized, issued and outstanding
   (redemption and liquidation value of $1,069,000)       1,069,000               1,069,000

Redeemable Convertible Preferred Stock; $.01 par value;
   200 Series A shares authorized, issued and outstanding
   (redemption and liquidation value of $2,440,000)           -----               1,788,920
                                                        -----------             -----------

Stockholders' equity
   Preferred  stock,  250,000  shares  authorized
     (including  10,000  shares of Redeemable
     Preferred  Stock  issued  and  outstanding,
     200  shares  of Redeemable  Convertible
     Preferred Stock issued and outstanding and 50,000
     shares of $4 Cumulative  Preferred Stock,
     $.01 par value, issued and outstanding),                   500                     500
     (liquidation value of $500,000)
   Common stock, $.01 par value, 10,000,000
      shares authorized; 4,506,972 and 4,475,421
      shares, issued and outstanding, respectively           45,070                  44,750
   Additional paid in capital                            16,159,920              16,002,489
   Accumulated deficit                                   (8,699,235)            (15,259,033)
   Deferred Compensation                                   (225,362)                (59,160)
                                                        -----------             -----------
                             Total stockholders' equity   7,280,893                 729,546

Commitments and contingencies

        Total liabilities, redeemable preferred stock
           redeemable convertible preferred stock and   -----------             -----------
           stockholders' equity                         $13,231,360             $11,423,820
                                                        ===========             ===========






        The accompanying notes are an integral part of these consolidated financial statement.

                                       (3)

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                           Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                                           (unaudited                                (unaudited
                                                   1995                 1996                 1995                 1996
Revenue
Restaurant sales                                $2,567,480           $2,949,955           $6,833,505           $8,133,105
Franchise and advertising royalties                371,466              245,275            1,057,538              729,072
Franchise fees                                     220,000                -----              280,000              255,000
Interest income and other revenue                   35,505               28,218               75,983               71,347
                                                ----------           ----------           ----------           ----------
                                                 3,194,451            3,223,448            8,247,026            9,188,524
                                                ----------           ----------           ----------           ----------

Costs and Expenses

Restaurant cost of sales                         1,026,479            1,202,018            2,693,831            3,191,067
Restaurant operating expenses                    1,305,446            1,611,069            3,516,488            4,444,703
Franchising costs                                   56,051               28,063              100,040               89,216
General and administrative                         873,820            1,255,399            2,510,532            3,233,469
Arbitration award                                    -----            1,707,404                -----            1,707,404
Restaurant closing expenses                          -----              347,010                -----              347,010
Research and development                             -----                -----               20,000                 ----
Advertising expenses                               192,514              227,345              936,241              674,997
Depreciation and amortization                      212,214              230,169              661,421              714,848
Interest expense                                   197,607              108,846              660,071              320,543
                                                ----------           ----------           ----------           ----------
                                                 3,864,131            6,717,323           11,098,624           14,723,257
                                                ----------           ----------           ----------           ----------

Loss before reorganization items                 ($669,680)         ($3,493,875)         ($2,851,598)         ($5,534,733)
                                                ----------           ----------           ----------           ----------

Reorganization items

Loss on closing of restaurants                       -----              831,029                -----              831,029
Professional fees                                    -----               43,000                -----               43,000

Net loss                                         ($669,680)         ($4,367,904)         ($2,851,598)         ($6,408,762)
                                                ==========           ==========           ==========           ==========

Net loss per common share                           ($0.20)              ($0.98)              ($1.21)              ($1.43)
                                                ==========           ==========           ==========           ==========

Shares used in computation                       3,369,799            4,475,421            2,353,609            4,484,866
                                                ==========           ==========           ==========           ==========















        The accompanying notes are an integral part of these consolidated financial statements.

                                       (4)

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                    Nine Months
                                                                       Ended
                                                                    September 30,
                                                                    (unaudited)
                                                            1995                    1996
Cash flows provided by (used in) operating activities

Net loss                                                ($2,851,598)            ($6,408,822)

Adjustments to reconcile net income
to net cash provided by operations

Deferred compensation expense                                27,110                   8,451
Depreciation and amortization                               661,421                 714,848
Bad debt expense                                            112,688                 241,506

Changes in operating assets and liabilities
(Increase)decrease in operating assets
   Franchise and advertising royalties receivable          (161,041)               (263,555)
   Inventories                                              (48,481)                  8,110
   Other assets                                              87,663                 232,075

Increase(decrease)in operating liabilities
   Accounts payable and accrued expenses                   (593,988)               (794,714)
   Deferred franchise fees                                 (280,000)                (80,000)
   Sales tax payable                                         24,526                 (49,197)
   Other liabilities                                         44,942                (135,823)
   Liabilities subject to compromise                           ----               3,784,573
                                                        -----------              ----------
Net cash (used in) operating activities                  (2,976,758)             (2,742,548)
                                                        -----------              ----------

Cash flows used in investing activities
Purchase of property and equipment                         (943,390)               (484,558)
Acquisition of stores                                    (1,124,486)               (181,634)
Disposal of restaurants                                        ----               1,102,286
                                                        -----------              ----------
Net cash (used in) provided by  investing activities     (2,067,876)                436,094
                                                        -----------              ----------

Cash flows provided by financing activities

Additions to notes payable                                     ----                 318,518
Repayments of borrowings                                 (4,788,695)               (178,396)
Proceeds from issuance of
    Preferred Stock, net of issuance costs               12,155,649               1,665,922
                                                        -----------              ----------
Net cash provided by financing activities                 7,366,954               1,806,044
                                                        -----------              ----------

Net increase (decrease) in cash                           2,322,320                (500,410)

Cash at beginning of period                                 165,860                 823,440
                                                        -----------              ----------
Cash at end of period                                    $2,488,180                $323,030
                                                        ===========              ==========






                          The accompanying notes are an
           integral part of these consolidated financial statements.

                                       (5)

                     PUDGIE'S CHICKEN INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated under the Securities Act of 1934, as amended, and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of the financial position and results of operations of Pudgie's Chicken, Inc. ("Pudgie's") and its subsidiaries (collectively, the "Company") for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

        On September 18, 1996, the Company filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the potential consequences of the bankruptcy proceedings of the Company. In particular, the consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made to the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable. Accordingly, the consolidated financial statements do not include adjustments that might result from the ultimate outcome of these uncertainties.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been operating as a debtor-in-possession since filing for bankruptcy protection. While the Company believes it has adequate financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable the Company to emerge from bankruptcy proceedings, obtaining adequate postconfirmation financing to fund restructuring and working capital requirements, successfully implementing the restructuring program, and generating sufficient cash from operations and financing sources to meet obligations. Management believes that the Company should be able to restructure its existing debt and obtain adequate postconfirmation financing in connection with the confirmation of a plan of reorganization, but there is no assurance that such restructuring or financing will occur. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        The accompanying consolidated financial statements should be read in conjunction with the Company's December 31, 1995 Form 10-KSB.

2.      PETITION FOR RELIEF UNDER CHAPTER 11

        On September 18, 1996, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and the Company became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Company continues to conduct ordinary business operations as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and plans to propose a plan of reorganization. As debtors-in-possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

        Under the Bankruptcy Code, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of September 18, 1996, and such claims cannot be paid or restructured prior to the conclusion of the bankruptcy proceedings or approval of the Bankruptcy Court. These claims are reflected in the September 30, 1996, balance sheet as "liabilities subject to compromise."

        During the three months ended September 30, 1996, the Company closed 10 Company-owned unprofitable restaurants to reduce cash outflow and operating expenses. This resulted in costs expensed in the amount of $1,178,099. Seven of the Company-owned restaurants were closed as a result of the filing under the Bankruptcy Code and accounted for $831,029 of the total costs expensed.

        Reorganization items consist of losses resulting from the closing of seven Company-owned restaurants, professional fees for services rendered and petition filing fees.

3.      LIABILITIES SUBJECT TO COMPROMISE IN BANKRUPTCY REORGANIZATION

        Liabilities subject to compromise consist of the following at September 30, 1996:

        Note payable to Stockholder              $  3,606,837
        Arbitration award                           1,707,404
        Accounts payable and accrued expenses       1,491,712
        Sales tax payable                             485,322
        Interest payable                              177,649
        Note payable                                   78,253
        Other liabilities                              74,281
                                                 ------------
                                                 $  7,621,458

        Liabilities subject to compromise in bankruptcy reorganization reflect the Company's estimate of the aggregate prepetition liabilities. Until the Company completes a review of all submitted proofs of claim, and the Bankruptcy Court has determined the aggregate amount of allowed claims, the recorded liability is subject to revision. Furthermore, the recorded liability does not include any amounts for claims that may arise from the rejection of executory contacts, including leases, or for bankruptcy reorganization expenses or other claims that may arise as a result of the bankruptcy reorganization process.

        The satisfaction of liabilities subject to compromise in bankruptcy reorganization is subject to confirmation of a plan of reorganization by the Bankruptcy Court. Such liabilities may be settled for amounts other than those reflected in the consolidated financial statements.

4.      CONTINGENCIES

        On June 30, 1995, Gallus Investments, L.P. ("Gallus"), an area developer of the Company's franchised restaurants, commenced an action against the Company alleging common law fraud and alleging violations of the Franchise Sales Act of the State of New York regarding its area development agreement with the Company.

        On September 12, 1996, a panel of the American Arbitration Association rendered an award against the Company in favor of Gallus. In rendering the award, the arbitrators determined that the Company had violated the Franchise Sales Act of the State of New York. The award was in the amount of $1,375,888 in damages and $331,516 in attorney fees. A motion to confirm this award in the United States District Court for the Eastern District of Virginia has been stayed as a result of the Company's bankruptcy filing. The amount of the award has been recorded as a liability by the Company.

        The Company is involved in other litigation incident to its business primarily involving disputes with franchisees, but does not believe that any such litigation is material to its business or financial condition.

        The Company has outstanding 200 shares of Series A Convertible Preferred Stock that contain a purchase option that requires the Company to purchase the Preferred Shares if at any time after May 3, 1996, the conversion price on any 20 trading days during any 30 consecutive trading day period is less than $2.00. Each holder of any Preferred Shares is then, upon notice from the Company, entitled to elect to have the Company purchase all, but not less than all of the Preferred Shares then held by such holder for a cash purchase price of $10,800 per Preferred Share together with all accrued and unpaid dividends thereon. As a result of the Company's bankruptcy filing, this provision has been stayed.

        A $3.6 million note payable  matures in February 1997.  Repayment of the note is stayed until either a plan of reorganization is filed and approved by the Bankruptcy Court or subject to further order of the court.

5.      SUBSEQUENT EVENTS

        On October 10, 1996, the Company closed two additional Company-owned unprofitable restaurants to further reduce cash outflow and operating expenses. This resulted in costs expensed in the amount of $309,724.

        Subsequent to September 30, 1996, the purchase option provision of the Series A Convertible Preferred Stock was triggered by the conversion price of the Company's Common Stock trading below $2.00 for 20 trading days during a 30 consecutive trading day period. This provision has been stayed as a result of the Company's bankruptcy filing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

        Total revenue was approximately $3.2 million for the three months ended September 30, 1996, an increase of approximately $29,000, or 1%, over revenue of approximately $3.2 million for the three months ended September 30, 1995. This increase was primarily due to the increase in the number of Company-owned restaurants from 26 open at September 30, 1995 to 30 open during the three months ended September 30, 1996, offset by the closing of 10 Company-owned restaurants during the three months ended September 30, 1996. This resulted in a net decrease in the number of Company-owned restaurants from 26 at September 30, 1995 to 20 at September 30, 1996. The number of franchised restaurants decreased from 37 at September 30, 1995 to 31 at September 30, 1996. The net decrease was the result of one new franchised restaurant opening, two closing and being reopened as Company-owned restaurants and five franchised restaurants closing during the nine months ended September 30, 1996.

        System-wide sales at all Company-owned and franchised restaurants were approximately $6.0 million for the three months ended September 30, 1996 and approximately $6.5 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the three months ended September 30, 1996 was the primary cause of the decrease in sales.

        Revenue from sales at Company-owned restaurants was approximately $2.9 million for the three months ended September 30, 1996, an increase of approximately $382,000, or 15%, over sales at Company-owned restaurants of approximately $2.6 million for the three months ended September 30, 1995. This increase was due to the increased number of Company-owned restaurants operating during the period. Franchise royalty and advertising fees paid by franchisees were approximately $245,000 for the three months ended September 30, 1996, a decrease of approximately $126,000, or 34%, from approximately $371,000 for the comparable prior year period. This decrease resulted from the lower number of franchised restaurants in operation during the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Franchise fees decreased approximately $220,000 for the three months ended September 30, 1996 over the comparable prior year period. The decrease was attributable to no new franchised restaurants opening during the three months ended September 30, 1996 and the recognition of revenue for fees relating to an area developer who forfeited his area development rights during the period ended September 30, 1995.

        With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $2.8 million for the three months ended September 30, 1996, an increase of approximately $481,000, or 21%, from approximately $2.3 million for the three months ended September 30, 1995. This increase was due primarily to the increased number of Company-owned restaurants operating during the three months ended September 30, 1996. General and administrative expenses were approximately $1.3 million for the three months ended September 30, 1996, an increase of approximately $382,000, or 44%, from approximately $874,000 for the comparable period in 1995, primarily due to approximately $200,000 in corporate overhead due to the expansion of the corporate infrastructure in comparison to the prior year period and an increase of approximately $158,000 in bad debt reserves over the comparable prior year period.

        The arbitration award of approximately $1.7 million during the three months ended September 30, 1996 was the result of an award rendered by the American Arbitration Association relating to a decision on an action against the Company brought by Gallus. Restaurant closing expenses of approximately $347,000 for the three months ended September 30, 1996 were the result of costs expensed in conjunction with the closing of three Company-owned unprofitable restaurants.

        Restaurant cost of sales and restaurant operating expenses, as a percentage of restaurant sales, were 95% in the three months ended September 30, 1996, compared to 91% in the comparable 1995 period. The decreased margins resulted primarily from increased operating and startup costs incurred by the Company for the Company-owned restaurants opened during the three months ended September 30, 1996.

        Advertising expenses increased approximately $35,000, or 18%, to approximately $227,000 for the three months ended September 30, 1996 from approximately $193,000 for the comparable prior year period. The increase in advertising cost was primarily due to additional advertising for new Company-owned restaurant openings during the three months ended September 30, 1996.

        Depreciation and amortization was approximately $230,000 for the three months ended September 30, 1996, compared to approximately $212,000 for the comparable period in 1995. The increase was attributable to the purchase and depreciation of equipment for new Company-owned restaurants.

        Interest expense was approximately $109,000 for the three months ended September 30, 1996, a decrease of approximately $89,000, or 45%, from approximately $198,000 for the comparable period in 1995. This decrease resulted from the payments by the Company in August 1995 to reduce outstanding promissory notes from an aggregate of $3.9 million to $3.6 million, the repayment in full in August 1995 of a separate promissory note held by Pudgie's founder, the outstanding balance of which was then $4.7 million, and the repayment in August 1995 of bridge notes issued by the Company in May 1995 in the aggregate of $1.0 million.

        The reorganization loss on closing of restaurants of approximately $831,000 during the three months ended September 30, 1996 is the result of the Company closing seven Company-owned unprofitable restaurants to reduce cash outflow and operating expenses as a result of the Company's bankruptcy filing. The reorganization professional fees of approximately $43,000 were incurred in connection with the Company's bankruptcy filing during the three months ended September 30, 1996.

        The Company incurred a net loss of approximately $4.4 million during the three months ended September 30, 1996, an increase of approximately $3.7 million, or 552%, from the net loss of approximately $670,000 in the comparable 1995 period. The increase in the loss was attributable principally to an accrual for an arbitration award of approximately $1.7 million, approximately $1.2 million expensed in conjunction with the closing of 10 Company-owned restaurants during the three months ended September 30, 1996 and the growth of total revenue by approximately 1% from the comparable prior year period as compared to an increase of approximately 21% in operating expenses.

        No provision for income taxes was required in either the three months ended September 30, 1996 or 1995 because of the net losses incurred by the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

        Total revenue was approximately $9.2 million for the nine months ended September 30, 1996, an increase of approximately $941,000, or 11%, over revenue of approximately $8.2 million for the nine months ended September 30, 1995. This increase was primarily due to the increase in the number of Company-owned restaurants from 26 open at September 30, 1995 to 30 open during the nine months ended September 30, 1996, offset by the closing of 10 Company-owned restaurants during the three months ended September 30, 1996. This resulted in a net decrease in the number of Company-owned restaurants from 26 at September 30, 1995 to 20 at September 30, 1996. The number of franchised restaurants decreased from 37 at September 30, 1995 to 31 at September 30, 1996. The net decrease was the result of one new franchised restaurant opening, two closing and being reopened as Company-owned restaurants and five franchised restaurants closing during the nine months ended September 30, 1996.

        System-wide sales at all Company-owned and franchised restaurants were approximately $17.0 million for the nine months ended September 30, 1996 and approximately $19.1 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the nine months ended September 30, 1996 was the primary cause of the decrease in sales.

        Revenue from sales at Company-owned restaurants was approximately $8.1 million for the nine months ended September 30, 1996, an increase of approximately $1.3 million, or 19%, over sales at Company-owned restaurants of approximately $6.8 million for the nine months ended September 30, 1995. This increase was due to the increased number of Company-owned restaurants operating during the period. Franchise royalty and advertising fees paid by franchisees were approximately $729,000 for the nine months ended September 30, 1996, a decrease of approximately $328,000, or 31%, from approximately $1.1 million for the comparable prior year period. This decrease resulted from the lower number of franchised restaurants in operation during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

        With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $7.6 million for the nine months ended September 30 1996, an increase of approximately $1.4 million, or 23%, from approximately $6.2 million for the nine months ended September 30, 1995. This increase was due primarily to the increased number of Company-owned restaurants in operation during the nine months ended September 30, 1996. General and administrative expenses were approximately $3.2 million for the nine months ended September 30, 1996, an increase of approximately $723,000, or 29% from approximately $2.5 million for the comparable period in 1995, primarily due to increases in corporate overhead due to the expansion of the corporate infrastructure in comparison to the prior year period, an increase of approximately $117,000 in bad debt reserves for the comparable nine month period and approximately $110,000 in legal expenses incurred for the arbitration of a dispute with Gallus.

        The arbitration award of approximately $1.7 million during the nine months ended September 30, 1996 was the result of an award rendered by the American Arbitration Association relating to a decision on an action against the Company brought by Gallus. Restaurant closing expenses of approximately $347,000 for the nine months ended September 30, 1996 were the result of costs expensed in conjunction with the closing of three Company-owned unprofitable restaurants.

        Restaurant cost of sales and restaurant operating expenses, as a percentage of restaurant sales, were 94% in the nine months ended September 30, 1996, compared to 91% in the comparable 1995 period. The decreased margins resulted primarily from increased operating and other costs incurred by the Company during the first three months of 1996 as a result of the impact on revenues of the severe weather conditions and increased operating costs associated with the opening of new Company-owned restaurants during the nine months ended September 30, 1996.

        Advertising expenses decreased approximately $261,000, or 28%, to approximately $675,000 for the nine months ended September 30, 1996 from approximately $936,000 for the comparable prior year period, principally due to a change in the kind of advertising undertaken by the Company.

        Depreciation and amortization was approximately $715,000 for the nine months ended September 30, 1996, compared to approximately $661,000 for the comparable period in 1995. The increase was attributable to the purchase and depreciation of equipment for new Company-owned restaurants.

        Interest expense was approximately $321,000 for the nine months ended September 30, 1996, a decrease of approximately $340,000, or 51%, from approximately $660,000 for the comparable period in 1995. This decrease resulted from the payments by the Company in August 1995 to reduce outstanding promissory notes from an aggregate of $3.9 million to $3.6 million, the repayment in full in August 1995 of a separate promissory note held by Pudgie's founder, the outstanding balance of which was then $4.7 million, and the repayment in August 1995 of bridge notes issued by the Company in May 1995 in the aggregate of $1.0 million.

        The reorganization loss on closing of restaurants of approximately $831,000 during the nine months ended September 30, 1996 is the result of the Company closing seven Company-owned unprofitable restaurants to reduce cash outflow and operating expenses as a result of the Company's bankruptcy filing. The reorganization professional fees of approximately $43,000 were incurred in connection with the Company's bankruptcy filing during the nine months ended September 30, 1996.

        The Company incurred a net loss of approximately $6.4 million during the nine months ended September 30, 1996, an increase of approximately $3.6 million, or 125%, from the net loss of approximately $2.9 million in the comparable 1995 period. The increase in the loss was attributable principally to an accrual for an arbitration award of approximately $1.7 million, approximately $1.2 million in costs expensed in conjunction with the closing of 10 Company-owned restaurants during the nine months ended September 30, 1996 and the growth of total revenue by approximately 11% from the comparable prior year period as compared to an increase of approximately 14% in operating expenses from the prior year comparable period.

        No provision for income taxes was required in either the nine months ended September 30, 1996 or 1995 because of the net losses incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1996, the Company had working capital of $696,214 as compared to a working capital deficit of $1,733,430 at September 30, 1995. This change in working capital is primarily attributable to the reclassification of approximately $2.1 million of current liabilities to long term liabilities as a result of the Company's bankruptcy filing.

        Stockholders' equity was $729,546 at September 30, 1996 as compared to $9,727,340 at September 30, 1995. The decrease in stockholders' equity is primarily due to continued losses since September 30, 1995 and the recording of an arbitration award in the amount of $1,707,404 in September 1996.

        Cash decreased from $823,440 at December 31, 1995 to $323,030 at September 30, 1996. The decrease of $500,410 is primarily due to cash spent to help fund the losses during the nine months ended September 30, 1996.

        Cash used in operating activities of $2,742,548 for the nine months ended September 30, 1996 is primarily attributable to funding the Company's loss of $6,408,822, offset by an accrued arbitration award in the amount of $1,707,404 and a loss on closing of 10 Company-owned restaurants in the amount of $1,178,099, the increase in accounts payable and other liabilities and offset by depreciation and amortization of $714,848.

        Cash provided by investing activities of $436,094 was for the purchase of property and equipment and the acquisition of one franchised restaurant during the nine months ended September 30, 1996 offset by disposals for closed restaurants in the amount of $1,102,286.

        Cash provided by financing activities of $1,806,044 for the nine months ended September 30, 1996 is primarily due to a private placement of 200 units of Series A Convertible Preferred Stock at $10,000 per unit, net issuance costs.

        Due to the Company's recent filing of a voluntarily petition under Chapter 11 of the Bankruptcy Code and pending the filing of the Company's plan of reorganization, the Company is currently unable to predict its needs for liquidity and capital resources. The Company has retained an investment banking firm to assist in its debtor-in-possession financing and bankruptcy proceedings. The investment banking firm will also explore the possibility of strategic equity transactions for the Company.

PART II

ITEM 5.        OTHER INFORMATION -
               CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

               On November 11, 1996, the Company dismissed Price Waterhouse LLP as its independent accountants. The reports by Price Waterhouse LLP on the consolidated financial statements of the Company for the fiscal years ended December 31, 1994 and December 31, 1995, (i)
did not contain an adverse opinion or disclaimer of opinion and (ii) were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits for the two most recent fiscal years and through November 11, 1996, the Company had no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

               The Company engaged the services of KPMG Peat Marwick LLP as its new independent accountants as of November 15, 1996. The decision to change accountants was recommended and approved by the Company's board of directors.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               Two reports on Form 8-K were filed during the nine months ended September 30, 1996:

               (i) On September 18, 1996, a Form 8-K was filed reporting the filing of a voluntary petition under Chapter 11 of the Bankruptcy Code and an award against the Company by a panel of the American Arbitration Association.

               (ii) On September 30, 1996, a Form 8-K was filed reporting the Company's altering of its business and financial plans in light of its recent filing of a voluntary petition under the Bankruptcy Code.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PUDGIE'S CHICKEN, INC.

November 18, 1996                          /s/Steven Wasserman
---------------------------------             ----------------------------------
Date                                          Steven Wasserman
                                              President/Chief Executive Officer

November 18, 1996                          /s/Helen Papa
---------------------------------             ----------------------------------
Date                                          Helen Papa
                                              Vice President/Chief Financial
                                              Officer/Secretary
                                              (and principal accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                                   PAGE NUMBER

16            Letter re: Change in certifying accountants.............16


27            Financial Data Schedule.................................17