Form 10KSB40
period 1996-12-31
PUDGIES CHICKEN INC
filed 1997-04-15
CIK 946395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ____ to

                           Commission File No. 1-13840
                                               -------

                             PUDGIE'S CHICKEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              31-1369735
---------------------------------                 -------------------
(State or jurisdiction of                          (I.R.S. Employer
incorporation or organization)                    Identification No.)

333 Earle Ovington Boulevard, Suite 604, Uniondale, NY             11553
------------------------------------------------------        -----------------
(Address of principal executive offices)                         (zip code)

Registrant's telephone number, including area code:             (516)222-8833
                                                              -----------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

                                                     Name of Each Exchange
           Title of Class                            on which Registered
           --------------                            --------------------------
Common Stock, par value $.01 per share               The Boston Stock Exchange
--------------------------------------
          (Title of class)
    Common Stock Purchase Warrants                   The Boston Stock Exchange
--------------------------------------
          (Title of class)

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1996 were $11,404,006

The aggregate market value of the voting stock held by non-affiliates(1) of the Registrant as of April 8, 1997 Common Stock, par value $.01 per share was $3,961,819.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
of  reorganization  confirmed by a US Bankruptcy  Court. Yes X   No
                                                            ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                 Class                            Outstanding at April 8, 1997
--------------------------------------            ----------------------------
Common Stock, par value $.01 per share                   4,488,385 shares

                   EXHIBIT Index Page 65. Page 1 of 66 pages.

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ---

1 As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons holdings in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq National Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

        Pudgie's Chicken, Inc. (the "Company") owns, operates and franchises quick service Pudgie's"r" restaurants featuring Pudgie's specially prepared, fresh, skinless fried chicken. The first Pudgie's restaurant was opened in 1981; franchising activities began in 1988; the Company was incorporated in Delaware in January 1993 and acquired the Pudgie's restaurant business from its founder ("Pudgie's Acquisition") in August 1993. Currently, there are 47 Pudgie's restaurants in operation, consisting of 17 Company-owned and 29 franchised restaurants in six states, chiefly in New York and New Jersey and one franchised restaurant operating in Indonesia.

        Pudgie's restaurants offer consumers tasty, wholesome food at low to modest prices, based on their core menu of fresh, skinless fried chicken. The Company attributes the good taste of Pudgie's fried chicken to the use of fresh, bone-in chicken, which is never frozen, and the breading of the chicken in the Company's proprietary "dry batter" mix. The use of skinless chicken reduces fat and cholesterol content and, the Company believes, enhances the cooking process. Pudgie's restaurants offer a variety of other main dishes, such as fried shrimp, fried clams, baby back ribs and grilled chicken sandwiches, and a variety of complementary side dishes, including french fries, mashed potatoes, corn on the cob, potato salad and buttermilk biscuits. The suggested retail price of the Pudgie's 12 Piece Chicken Dinner, which includes mashed potatoes, salad and dinner rolls, and is intended to feed a family of four or more, is $14.99. The average check for a Pudgie's order during 1996 was approximately $11.75. The restaurants are designed to have a clean, efficient appearance, are typically 850 to 1,300 square feet in size and are usually situated inside shopping centers and similar locations in residential areas. Most of the restaurants have limited or no eat-in capacity and emphasize home delivery and take-out orders. The Company's anticipated cash investment for a new Company-owned restaurant of average size is approximately $150,000, inclusive of pre-opening costs.

        The Company derives its revenues from Company-owned restaurants and from franchise royalty and advertising fees paid by Pudgie's franchisees and from the sale of franchisees.

        On June 30, 1995, Gallus Investments, L.P. ("Gallus"), an area developer of the Company's franchised restaurants, commenced an action against the Company alleging common law fraud and alleging violations of the Franchise Sales Act of the State of New York regarding its area development agreement with the Company.

        On September 12, 1996, a panel of the American Arbitration Association rendered an award against the Company in favor of Gallus. In rendering the award, the arbitrators determined that the Company had violated the Franchise Sales Act of the State of New York. The award was in the amount of $1,375,888 in damages and $331,516 in attorney fees. A motion to confirm this award in the United States District Court for the Eastern District of Virginia was stayed as a result of the Company's bankruptcy filing (as described below).

        The Company was also experiencing significant cash flow problems and accumulated certain arrearages on account of sales tax, rent and supplies.

        On various dates from September 18, 1996 through October 10,1996, the Company and its various subsidiaries filed voluntary petitions for relief under the provisions of Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The accompanying consolidated financial statements do not purport to reflect or provide for the potential consequences of the bankruptcy proceedings of the Company. In particular, the consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made to the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable. Accordingly, the consolidated financial statements do not include adjustments that might result from the ultimate outcome of these uncertainties.

        Following the commencement of the Chapter 11 Cases, the Company and its subsidiaries continued to operate its business as "debtors-in-possession" under the protection of the Bankruptcy Court. The Bankruptcy Court has certain supervisory powers over the Debtors' operations during the Chapter 11 Cases, which are generally limited to reviewing and ruling on any objections raised to the Debtors' operations or proposed outside of the ordinary course transactions. The Debtors must notify parties in interest and obtain Bankruptcy Court approval of any transactions that are outside the ordinary course of business, such as any sale of a major asset of the Debtors. In addition, the Debtors must obtain Bankruptcy Court approval of certain other transactions, such as the borrowing of money on a secured basis or the employment of attorneys, accountants and other professionals.

        An immediate effect of the filing of the Chapter 11 Cases was the imposition of the automatic stay under the Bankruptcy Code which, with limited exceptions, enjoins the commencement or continuation of all pre-petition litigation against, and efforts to collect funds from, the Debtors. This injunction remains in effect unless modified or lifted by order of the Bankruptcy Court.

        Bankruptcy proceedings are limited solely to the Debtors and their assets and properties. The Company's franchises are not included in the bankruptcy proceedings and, as such, are not subject to the provisions of the federal bankruptcy laws or the supervision of the Bankruptcy Court.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been operating as a debtor-in-possession since filing for bankruptcy protection. While the Company believes it has adequate financing to operate in bankruptcy for a limited period of time, its ability to continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable the Company to emerge from bankruptcy proceedings, obtaining additional capital or other financing to fund distributions under the plan of reorganization and provide working capital. There is no assurance that such financing will occur. These factors, among others, indicate that there is substantial doubt that the Company will be able to continue as a going concern.

COMPANY OBJECTIVES

        The Company's objectives include the following:

               Core, High Quality Menu. The Company offers a core menu featuring fresh, skinless, fried chicken and a variety of side dishes designed to complement the Company's chicken. The skinless bone-in chickens used at Pudgie's restaurants are never frozen and are delivered to each restaurant twice a week in special air-tight packaging to help ensure freshness. The skinless Chicken is breaded in the Company's proprietary "dry batter" mix and then fried in low cholesterol vegetable oil.

               Value. The Company believes that its menu provides convenient, moderate to low-cost multiple meal combinations for couples, families or larger groups. For example, the Pudgie's 12 Piece Chicken Dinner, which includes mashed potatoes, salad and dinner rolls, has a suggested retail price of $14.99, and is intended to feed a family of four or more. The average check for Pudgie's order during 1996 was approximately $11.75.

               Emphasis on Delivery and Take-out Orders. The Company believes that its emphasis on delivery and take-out orders has been integral to the success of Pudgie's restaurants in the past and will continue to be an important factor in the future. Delivery allows customers the convenience of having Pudgie's food at home, and the Company believes that its ability to provide delivery gives it a competitive advantage over other fast food restaurants that do not provide delivery.

               Franchise System. The Company is committed to developing a strong franchise system by seeking experienced operators, by expanding in a controlled manner and by monitoring closely the performance of each franchisee to help ensure adherence to the Company's standards of operation, subject to local and regional variances, where deemed appropriate. The Company is committed to provide its franchisees with assistance in employee training, marketing, site selection and restaurant design. With its emphasis on delivery and take-out, rather than eat-in facilities, the Company seeks to locate Pudgie's restaurants at smaller secondary locations, thereby avoiding the larger spaces and higher costs typically associated with eat-in facilities at higher rent locations.

               Site Selection. The Company's policy is to open (or have its franchisees open) Pudgie's restaurants in secondary locations at strip-shopping centers and similar sites in residential areas having a population density of 30,000 to 50,000 persons within a three-mile radius of the restaurant. Typically 850 to 1,300 square feet in size (including 500 square feet for kitchen operations), Pudgie's restaurants are designed to have a clean, efficient appearance, generally with limited or no eat-in capacity.

               Purchasing and Supplies. The Company sets quality standards for all products used in Pudgie's restaurants and designates approved outside suppliers of food and paper products that meet the Company's quality standards. To ensure product quality and consistency, all Pudgie's restaurants are required to purchase the Company's proprietary "dry batter" mix. Franchisees may purchase other goods directly from approved suppliers. The Company has negotiated national purchasing agreements with most of its suppliers. These agreements typically enable the Company's franchisees to purchase supplies at prices below those that could normally be obtained by them independently. Currently, most Pudgie's restaurants obtain their fresh, skinless chicken from Rocco Chicken, Inc. and their other chicken products from Tyson Foods, Inc. Distribution to the restaurants of chicken and other standardized supplies is handled by Sysco Corporation, a nationwide food service distributor. The Company's distribution system also takes advantage of volume purchasing of food and supplies, and helps to maintain consistency among the restaurants. The Company believes that alternative suppliers of chicken are available at competitive prices.

RESTAURANT LOCATIONS

        The following table sets forth the locations and number of Company-owned and franchised restaurants at December 31, 1996:

-------------------------------------------------------------------------------
                            NUMBER OF COMPANY-OWNED     NUMBER OF FRANCHISED
STATE                             RESTAURANTS               RESTAURANTS

-------------------------------------------------------------------------------
New York                               17                          23
-------------------------------------------------------------------------------
New Jersey                              1                           2
-------------------------------------------------------------------------------
Maryland                                0                           2
-------------------------------------------------------------------------------
Connecticut                             0                           1
-------------------------------------------------------------------------------
North Carolina                          0                           1
-------------------------------------------------------------------------------
Ohio                                    0                           1
-------------------------------------------------------------------------------
California                              0                           1
-------------------------------------------------------------------------------
TOTAL                                  18                          31
                                       ==                          ==
-------------------------------------------------------------------------------

        The Company acquired one and six franchised restaurants, during 1996 and 1995, respectively and opened four additional Company-owned restaurants in each year. Seven and five franchised restaurants were closed in 1996 and 1995, respectively, due to the failure of the franchisee to comply with the provisions of the franchise agreement. As a result of the foregoing, the number of Company-owned restaurants in operation has decreased from 26 at December 31, 1995 to 18 at December 31, 1996. The number of franchised restaurants decreased from 36 at December 31, 1995 to 31 at December 31, 1996.

COMPANY-OWNED RESTAURANT OPERATIONS

        The Company closed one additional Company-owned restaurant in January 1997. The Company currently owns and operates 17 restaurants. A typical Pudgie's restaurant employs a restaurant manager and 10 to 14 hourly employees, five to seven of which are delivery personnel. Most of the employees work part-time and are paid on an hourly basis.

THE FRANCHISE SYSTEM

        The Company believes that its franchise system is vital to the Company's continued operations. There are currently 29 franchised restaurants in six states, primarily in New York and New Jersey and one franchised restaurant operating in Indonesia. The Company is unable to access the impact the Chapter 11 filing will have on its franchising efforts going forward.

        Approval. Franchisees are approved on the basis of the applicant's business background, restaurant operating experience and financial resources. The Company seeks to attract both qualified franchisees for single units and experienced multi-unit franchisees willing to make a substantial investment in development of targeted areas.

        Company Assistance and Support. Business format franchises, such as the Company's, offer the franchise owner a trademark, logo and a system of doing business. The Company furnishes each franchisee with assistance in selecting sites and developing restaurants. Franchisees are responsible for selecting the location for their restaurants but must obtain Company approval of each restaurant design and each location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic. The franchisee also receives assistance with personnel training, advertising and marketing and product supply. The Company provides training, research and development and support for the entire franchise system.

        Franchise Operations. The Company requires franchisees to comply with its specifications as to space, menu items, principal food ingredients and day-to-day operations. Design and decor vary among locations, subject to Company approval. In addition, product preparation follows uniform ingredient specifications and cooking processes. Standardized customer service procedures are supported by a training curriculum for both franchisees and the Company's restaurant management personnel. Employees receive standardized training from the Company in food preparation, operating procedures and customer service. Each franchisee has full discretion to determine the prices to be charged to its customers.

        Franchise Agreements. The initial term of a franchise agreement is 10 years. The Company has established an initial franchise fee of $30,000 per location. The renewal fee is also currently $30,000. Franchisees pay a royalty fee of 5% of gross sales and an advertising fee of 3% of gross sales. The Company has both a right of first refusal and the right to approve or disapprove the proposed transfer of a franchise. The Company also has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards.

        Franchise Financing. The Company has a financing agreement with Stephen's Franchise Financing which provides a $15,000,000 credit facility available to the Company's franchisees which meet both the Company's and Stephen's credit approval requirements. The Company does not receive any remuneration if financing is granted to a franchisee but believes the financing agreement is beneficial in attracting franchisees. The specific terms of financing by Stephen's are negotiated separately with each franchisee.

        In the event that a franchisee is in default under the Stephen's Agreement, the Company is required, for a period of 90 days, to use its best efforts to either sell the restaurant or the equipment of the defaulted franchisee to a successor franchisee who agrees to assume the obligations to Stephen's of the defaulted franchisee. If a successor franchisee is not found within 90 days, the Company must pay Stephen's all accrued interest then due Stephens by the defaulted franchisee and must continue to seek a successor franchisee for an additional 180 days. If at the end of such period a successor franchisee has not been located, the Company must either assume all of the defaulted franchisee's obligations under its agreement with Stephen's or pay Stephen's the unamortized principal balance owed by the defaulted franchisee plus certain other costs; however, the Company's liability for such a pay-off is limited to $1,500,000 or 30% of the total amount funded by Stephen's under the Stephen's Agreement, whichever is greater. As of December 31, 1996, approximately $14,600,000 of this facility remained available. Pursuant to this agreement, the Company is obligated to the financial institution for the outstanding balances of two closed franchised locations for $225,000. At December 31, 1996, such amount has been included in liabilities subject to compromise. In addition, the Company is contingently liable for the remaining balances of two franchised locations of $187,000.

        Area Development Agreements. Initiated in late 1988 by the Company's predecessor, the franchise program was initially sold primarily to single restaurant owner-operators in the Long Island and greater New York areas. The Company has emphasized area development agreements since it began operating Pudgie's restaurants in 1993. Parties to area development agreements agree to develop an area by opening a predetermined number of units within a designated span of time.

        Area development agreements provide for the development of a specified number of restaurants within a delineated territory in accordance with a schedule of dates. The entire development schedule generally covers two to five years and has restaurant operation benchmarks for the number of restaurants to be opened and in operation at six-month intervals. An area developer's restaurant development schedule may also encompass concurrent development by the area developer in multiple area development agreements or sub-areas thereof. Area developers currently pay a development fee, which is negotiated between the Company and the developer. Such payments are made when the area development agreement is executed and are nonrefundable. Area development agreements generally provide that the area developer has the exclusive right to open
Pudgie's restaurants within the specified territory during the term of the development schedule, except that the area development agreement generally provides that the Company reserves the right to engage in special distribution arrangements and, if the area developer does not choose to develop them, to develop alternative retail concept sites and conversion sites within the area developer's specified territory or sub-areas. Alternative retail concept sites are sites that the Company believes should be developed for competitive or market reasons regardless of the applicable development schedule or the location of pre-existing sites.

        Failure to meet development schedules or other breaches of the area development agreement may lead to termination of the limited exclusivity provided by the agreements, renegotiation of development and franchise provisions, or termination of the right to build future restaurants, although such termination does not generally affect existing franchise agreements for developed locations.

        Once an acceptable lease for an approved restaurant site has been fully executed, the Company and the area developer enter into a franchise agreement under which the area developer becomes the franchisee for the specific restaurant to be developed at the site.

COMPETITION

        The food service industry is intensely competitive with respect to food quality, concept, restaurant location, service and price. In addition, there are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. The Company believes that it competes with other take-out food service companies, fast-food restaurants, casual full-service dine-in restaurants, delicatessens, cafeteria-style buffets, and prepared food stores, as well as with supermarkets and convenience stores. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the quick-service delivery/takeout industry is characterized by the frequent introduction of new products accompanied by substantial promotional campaigns. Also, the number of chicken take-out or restaurant establishments and the number of larger national restaurant, fast-food, and grocery chains offering chicken has increased in the past few years providing more direct competition for certain customers. Also, one or more national food service chains or other companies could introduce a multi-unit chain of food service establishments that resemble the Company's concept.

        The Company believes that it competes effectively with other fast food restaurants primarily on the basis of food quality, taste, price and quick and courteous service.

MARKETING

        Franchised restaurants are currently required to remit 3% of their revenues to cooperative advertising and promotion campaigns administered by the Company. These campaigns make use of print and other media and emphasize the trademarked Pudgie's name and Pudgie's chicken logo, known as the "Pudgster". The Company circulates direct mail packages from time to time to place promotional offers in the local consumer's hands. The Company uses the services of a direct bulk mail facility and sends promotional offers to its existing customer base to increase repeat customer sales. During 1996 the Company expended approximately $745,000, on print advertising and other promotions.

TRADEMARKS AND SERVICE MARKS

        The Company believes its rights in its trademarks and service marks are significant to its business. The Company is the owner of the United States registration of the trademark "Pudgie's" and of the Pudgie's chicken logo (known as the "Pudgster"). The Company has also registered "Pudgie's Famous Chicken" and design as a trademark in the United States. In addition, the Company has registered in the United States "America's Favorite Skinless Chicken Since 1981" and design as a trademark and service mark. "The Bird is the Word" and "The In-Place to Take-Out" are registered as service marks. The Company has also registered "Pudgie's Famous Chicken" and design in a number of foreign countries. It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

GOVERNMENT REGULATION

        The Company is subject to federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. The Company and its area developers and franchisees are also subject to federal and state laws governing their relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements. The Company believes that it and its franchisees are in material compliance with these provisions.

        In addition, the Company is subject to the Federal Trade Commission ("FTC") regulation and various state laws that govern the offer, sale and termination of, and refusal to renew, franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. The state laws often limit, among other things, the duration and scope on non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. The Company believes that its operations comply substantially with the FTC regulations and state franchise laws.

EMPLOYEES

        As of December 31, 1996, the Company employed 304 persons (of whom 65 were full-time employees). None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company leases its principal executive offices, located in Uniondale, New York, at an annual rent of $145,000 subject to a 12% increase in the next three years for a term expiring in November 1999. All Company restaurant sites are leased by the Company from third parties. The restaurant leases expire on dates ranging from January 1, 1999 to November 30, 2014, with the majority providing for renewal options. All of the leases require the Company to maintain the property and pay the cost of insurance and taxes.

ITEM 3. LEGAL PROCEEDINGS

        On June 30, 1995, Gallus, an area developer of the Company's franchised restaurants, commenced an action against the Company alleging, among other claims, common law fraud and violations of the Franchise Sales Act of the State of New York regarding its area development agreement with the Company.

        On September 11, 1996, a panel of the American Arbitration Association rendered an award against the Company in favor of Gallus. In rendering the award, the arbitrators determined that the Company had violated the Franchise Sales Act of the State of New York. The award was in the amount of $1,375,888 in damages and $331,516 in attorney fees. A motion to confirm this award in the United States District Court for the Eastern District of Virginia had initially been stayed as a result of the Company's bankruptcy filing. The amount of the award has been recorded as a liability subject to compromise by the Company.

        On September 18, 1996 the Company filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code. For further discussion, see Item 1 "Business Description" and Note 1 to the Consolidated Financial Statements included in this Form 10-KSB.

        On March 25, 1997, the Bankruptcy Court lifted the automatic stay imposed upon filing the Chapter 11 petition in order to permit the Company to petition the federal court in Virginia to vacate the arbitration award while simultaneously allowing Gallus to petition for confirmation of the award.

        The Company is involved in other court proceedings and claims incidental to Company business. As a result of the filing of the Chapter 11 Cases, lawsuits in which the Company is named as a defendant are stayed as to the Company.

        The Company is a defendant in eight separate causes of action brought by a franchisee and its principals which allege that the Company misrepresented the demographics of the franchisee's franchise territory. The franchisee seeks $2,500,000 in damages and $1,000,000 in punitive damages under each cause of action.

        The Company is a defendant in litigation alleging infringement on the plaintiff's franchise area. The plaintiff seeks damages of $1,250,000 and an injunction prohibiting the Company from doing business within the exclusive franchise area allegedly granted to the franchisee. The Company intended to file a motion to dismiss the complaint based upon the fact that a franchise agreement does not exist between the plaintiff and the Company and that any illicit transfer of the franchise rights to a party not approved by the Company constituted a termination of the franchisee's franchise. The motion to dismiss was not filed due to the Company's voluntary petition under Chapter 11 of the United States Bankruptcy code.

        The Company has brought an action in New York against one of its franchisees seeking approximately $77,000 in unpaid royalty and advertising fees. The franchisee counterclaimed and seeks $15,000,000 for the alleged breach of the franchise agreement.

        The Company is the defendant in an action brought by a franchisee which seeks damages of approximately $668,000 for the alleged breach of franchise agreement and violations of the Texas Consumer Protection Act. The franchisee was initially given the right to develop two restaurants in Texas. The franchisee opened only one restaurant which was closed within one year after opening. The complaint alleges that the Company is responsible for the restaurant's failure.

        There are 243 claims scheduled and/or filed in the Company's bankruptcy case. The face amount of the claims are $163,023,600. Many of these claims are contingent, duplicate and/or disputed. Based on the review of the claims, the Company estimates that the actual dollar amount of claims that will be allowed is approximately $7.4 million.

        The maximum liability on all claims is subject to resolution under the federal bankruptcy laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock, and Common Stock Purchase Warrants ("Warrants") have been traded under the symbol "PUDGQ" and "PUDGWQ", respectively, during the Chapter 11 bankruptcy proceeding and previously under the symbols "PUDG" and "PUDGW," respectively on the Nasdaq Small Cap Market ("Nasdaq") and under the symbols "PCK" and "PCKW," respectively, the Boston Stock Exchange ("Boston") since August 15, 1995, the effective date of the Company's initial public offering. Prior to that date, there was no public market for the Company's securities.

        The following table sets forth the high and low bid prices of the Company's Common Stock as reported by the Nasdaq Small Cap Market, the principal trading market for the Company's Common Stock for the periods indicated, commencing in the period the Company completed its initial public offering. The quotations set forth represent interdealer prices and do not include retail mark-ups, mark-downs or commissions and do not represent actual transactions.

        Year ended December 31, 1995              High         Low
                                                  ----         ---
        Third Quarter                             $6           $5
        (from August 15, 1995)

        Fourth Quarter                            $5 7/8       $5

        Year ended December 31, 1996              High         Low
                                                  ----         ---
        First Quarter                             $5 5/8       $5
        Second Quarter                            $5 1/2       $4 1/4
        Third Quarter                             $4 1/2       $1 3/8
        Fourth Quarter                            $2 1/4       $1

        The last sales price of the Common Stock reported on the NASDAQ Small Cap Market on April 8, 1997 was $1 5/16 per share. As of April 8, 1997, the Company had 4,488,385 shares of Common Stock outstanding held by more than 1,000 beneficial holders.

DIVIDEND POLICY

        The Company has not paid a dividend with respect to its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. As a result of the filing of the Chapter 11 Cases, the Company is legally restricted from paying any dividends. In any event, the payment of dividends by the Company on the Common Stock would depend on its earnings and financial condition, and such other factors as the Board may consider relevant. In addition, no dividend may be paid or declared and set apart for payment on the Common Stock as long as the Series A Preferred Stock is outstanding and unless the Redeemable Preferred Stock is fully redeemed together with dividends accrued thereon, and cumulative dividends on the Company's outstanding $4 Cumulative Preferred Stock are paid or set aside for payment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

        The first Pudgie's restaurant was opened on Long Island, New York in 1981 under the name "Pudgie's Famous Chicken." A second Pudgie's restaurant was opened on Long Island in 1984. Franchising operations commenced in late 1988. The Company acquired the Pudgie's operations pursuant to the Pudgie's Acquisition in August 1993.

        The Company, organized as a Delaware Corporation in February 1993, is a holding company for Pudgie's Famous Chicken, Ltd. which operates and franchises Pudgie's Famous Chicken restaurants. Pudgie's Famous Chicken, Ltd. was founded in 1981, by George Sanders. George Sanders and Steven Wasserman were the sole owners until 1993, when Pudgie's Famous Chicken, Ltd. was acquired by the Company (the "Acquisition") in a leveraged buy-out. The Company began franchising in 1989. The Company filed for Chapter 11 protection on September

18, 1996 after the Company received an adverse decision in an arbitration proceeding with a former franchisee. The Company was also experiencing liquidity problems at the time, which played a significant role in the Company's decision to file.

        Since the Chapter 11 Bankruptcy filing, the Company has taken a number of steps to restructure its operations, with a view towards making the Company a much more streamlined entity like the entity which had prospered in the early 1990's. Under the Company's new initiative, the Company has made progress toward significantly reducing its general and administrative overhead and in downsizing its operations staff to conform with continuing operations. Under performing units have been closed and over 100 full and part time employees have been relieved of their duties. Consequently, the Company continues to "steam line" its organization and refocus its efforts primarily on franchised operations. The Company will continue to restructure its operations, not only to improve margins at the store level, but also corresponding to "right size" its costs for the future.

        During the Bankruptcy the Company was able to obtain Debtor in Possession ("DIP") financing in the sum of $250,000 for working capital purposes.

        Management also has devoted significant time and effort to attracting new equity and debt financing to enable the Company to confirm a plan of reorganization that will provide significant distributions to creditors, and to provide adequate working capital for the future.

        The Company's revenue is derived from sales at Company-owned restaurants and, to a lesser extent, from up-front franchise fees, royalties and other franchise related fees. The Company does not derive revenue from the sale of restaurant or other supplies to franchisees (except for an immaterial amount of revenue obtained from the sale of breading). All franchised restaurants pay a franchising fee of 5% of gross sales and advertising royalties of 3% of gross sales, except for the two restaurants operated by Pudgie's founder which pay a flat licensing fee. Payments from franchisees are required to be made weekly or monthly (depending on when the franchises were acquired). The Company has taken legal action in the past to close franchises for failure to remit franchise fees and royalties.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

        Total revenue was approximately $11.4 million for the year ended December 31, 1996, an increase of approximately $204,000 or 2%, over revenue of approximately $11.2 million for the year ended December 31, 1995. This increase was primarily due to the increase in the number of Company-owned restaurants from 26 open at December 31, 1995 to 30 open during 1996, offset by the closing of 12 Company-owned restaurants during the year ended December 31, 1996. This resulted in a net decrease in the number of Company-owned restaurants from 26 at December 31, 1995 to 18 at December 31, 1996. The number of franchised restaurants decreased from 36 at December 31, 1995 to 31 at December 31, 1996. The decrease was the result of two new franchised restaurants opening, two franchised restaurants closing and being reopened as Company-owned restaurants and five franchised restaurants closing during the year ended December 31, 1996.

        System-wide sales at all Company-owned and franchised restaurants were approximately $21.8 million for 1996 and approximately $24.9 million for 1995. The effect of the lower average number of Pudgie's restaurants in operation in 1996 resulted in the decrease in system sales. The Company also believes that revenues for the first quarter of 1996 were adversely affected by severe weather conditions.

        Revenue from sales at Company-owned restaurants was approximately $10.1 million for the year ended December 31, 1996, an increase of approximately $703,000 or 8%, over sales at Company-owned restaurants of approximately $9.4 million for the year ended December 31, 1995. This increase was due to the increased number of Company-owned restaurants operating during 1996. Franchise royalty and advertising fees paid by franchisees were approximately $967,000 for the year ended December 31, 1996, a decrease of approximately $322,000 or 25%, from approximately $1.3 million for the year ended December 31, 1995. This decrease resulted from the lower number of franchised restaurants in operation during the year ended December 31, 1996 compared to the year ended December 31, 1995. The reduction in the number of franchised restaurants in operation was a result of the Company repurchasing one franchised restaurant to be operated as a Company-owned restaurant, the Company reopening two previously franchised restaurants as Company-owned, and the closing of five franchised restaurants due to the failure of the franchisee to remit royalties or to comply with other provisions of the franchise agreement. Franchise fees were approximately $270,000 for the year ended December 31, 1996, a decrease of $140,000 or 34%, from $410,000 for the year ended December 31, 1995. The decrease was primarily attributable to the recognition of higher revenue for fees relating to area developers who forfeited their development rights in 1995.

        The Company has reserved for the full amount of receivables due from two of its franchisees (approximately $300,000 at December 31, 1996) which are withholding payment pending the resolution of litigation with the Company. For further discussion, see Item 3 "Legal Proceedings" and Note 13 to the Consolidated Financial Statements. Such receivables represent approximately 34% of the allowance for uncollectible receivables at December 31, 1996. The balance of the reserve is made up of identified potential bad debts of individual receivable balances of franchisees and a general reserve.

        With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $9.6 million for the year ended December 31, 1996, an increase of approximately $1.0 million or 12%, from approximately $8.6 million for the year ended December 31, 1995. This increase was due primarily to the increased number of Company-owned restaurants operating during 1996 and an adjustment for lease escalations of approximately $190,000. General and administrative expenses were approximately $4.8 million for the year ended December 31, 1996, an increase of approximately $1.1 million or 29%, from approximately $3.7 million for the year ended December 31, 1995. The increase was primarily due to approximately a $425,000 increase in bad debt expense during 1996, approximately $110,000 in legal expenses incurred for the arbitration of a dispute with Gallus, and an increase in professional fees and insurance costs for the year ended December 31, 1996, as result of the IPO in August 1995.

        The arbitration award of approximately $1.7 million during the year ended December 31, 1996 was the result of an award rendered by the American Arbitration Association relating to a decision on an action against the Company. Restaurant closing expenses of approximately $347,000 for the year ended December 31, 1996 were the result of costs expenses in conjunction with the closing of three Company-owned unprofitable restaurants prior to the Chapter 11 petition.

        Advertising expenses were approximately $745,000 for the year ended December 31, 1996, a decrease of approximately $458,000 or 38%, from approximately $1.2 million for the year ended December 31, 1995. The decrease was principally due to a change in the type of advertising undertaken by the Company in 1996.

        For the year ended December 31, 1996, the Company has taken a non-cash charge of $8,097,897 as a result of the write down of long-lived assets. As a result of the reduced carrying value for the affected long-lived assets that will continue to be used in the business, the Company expects future annual depreciation to be reduced by approximately $270,000. As the initial charge was based upon estimated cash flow forecasts requiring judgment by management, actual results could differ significantly from the estimates used.

        Depreciation and amortization was approximately $906,000 for the year ended December 31, 1996, an increase of approximately $20,000 or 2%, from approximately $887,000 for the year ended December 31, 1995. The slight increase was attributable to the initial increase in Company-owned restaurants during 1996, the purchase and depreciation of equipment for those restaurants and the closing of Company-owned restaurants in September and October 1996 and the writing off of the net value of the related assets.

        Interest expense was approximately $321,000 for the year ended December 31, 1996, a decrease of approximately $451,000 or 58%, from approximately $770,000 for the year ended December 31, 1995. This decrease resulted from the payments by the Company in August 1995 to reduce outstanding promissory notes from an aggregate of $3.9 million to $3.6 million, on which interest accruals were stopped as of the filing of the Chapter 11 Cases, the repayment in full in August 1995 of a separate promissory note held by Pudgie's founder, the outstanding balance of which was then $4.7 million and the repayment in August 1995 of bridge notes issued by the Company in May 1995 in the aggregate of $1.0 million.

        Interest income and other revenue was approximately $97,000 for the year ended December 31, 1996, a decrease of approximately $37,000 or 27%, from approximately $134,000 for the year ended December 31, 1995. This decrease was primarily due to a decreased interest income resulting from lower investment balances maintained.

        As a result of the Company filing of the Chapter 11 Cases, nine Company-owned unprofitable restaurants were closed resulting in approximately $1.4 million of expenses . These restaurants were closed to reduce cash outflow and operating expenses. The reorganization professional fees of approximately $443,000 for the year ended December 31, 1996 were incurred in connection with the Company's bankruptcy filing and related U.S. Trustee fees.

        The Company incurred a net loss of approximately $17.0 million for the year ended December 31, 1996, an increase of approximately $12.8 million or 305%, from the net loss of approximately $4.2 million for the year ended December 31, 1995. The increase in the loss was attributable principally to the non-cash charge of approximately $8.1 million as a result of the write down of long-lived assets, an accrual for an arbitration award of approximately $1.7 million, approximately $1.4 million expensed in conjunction with the closing of nine Company-owned restaurants in 1996 as a result of the Company's filing of the Chapter 11 Cases, approximately $347,000 of expenses incurred in conjunction with the closing of three Company-owned unprofitable restaurants, approximately $443,000 in bankruptcy related professional fees and an increase of approximately 10% in operating expenses.

        No provision for income taxes was required in either the year ended December 31, 1996 or 1995 because of the net losses incurred by the Company for federal and state income tax purposes.

FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter of 1996, the Company recorded an impairment adjustment to goodwill of approximately $8,098,000 due to the diminution of the carrying value of this asset. The Company also recorded additional accrued expenses of approximately $766,000 in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital requirements are for restaurant operations and franchise development. As of December 31, 1996, the Company had a working capital deficit of $806,504 as compared to working capital of $49,455 at December 31, 1995. This change in working capital is primarily attributable to timing of the payment of current liabilities.

        Cash used in operating activities was $1,751,706 for the year ended December 31, 1996 and $1,898,749 for the year ended December 31, 1995. The cash used in operating activities is primarily the result of the funding of the Company's loss for 1996.

        Cash used in investing activities of $375,141 was utilized for the purchase of property and equipment primarily relating to the opening of new Company-owned restaurants during 1996.

        Cash provided by financing activities of $1,575,587 for 1996 was primarily due to net proceeds received from a private placement of stock in the amount of $1,637,952 offset by restricted cash balances in escrow of $62,365 for the year ended December 31, 1996.

        Immediately upon the commencement of the Chapter 11 Cases, the Company obtained a post-petition credit facility in the form of food and supply advances (the "Sysco Credit Facility") from Sysco up to the amount of $250,000. The Sysco Credit Facility further provides that the obligations of the Company to Sysco under the Sysco Credit Facility constitutes administrative expense obligations with priority over any and all administrative expenses of the kinds specified in Sections 503(b) and 507(b) of the Bankruptcy Code (with limited exceptions), secured by a superpriority lien on substantially all of the Company's assets. During the Chapter 11 Cases the Bankruptcy Court approved the Sysco Credit Facility on interim and final bases, respectively. The Company currently owes Sysco under the Sysco Credit Facility the approximate amount of $85,000, with costs, interest and fees thereon.

        The Company has also obtained Bankruptcy Court approval for a certain "debtor-in-possession" credit facility (the "DIP Credit Facility") with Jeffrey Zisselman ("Zisselman") up to the amount of $250,000, subject to the terms and limitations of a stipulation entered into between the Company and Herbert Turk, which limits senior indebtedness to Mr. Turk's secured claims in the aggregate amount of $375,000. In consideration for the DIP Credit Facility, Zisselman has been granted (a) a second lien on all of the Company's assets and (b) a warrant to be issued within sixty days after confirmation of a reorganization plan to purchase Reorganized Pudgie's Common Stock on terms such that, under the Black Scholes formula the warrant will have an estimated fair value of approximately $100,000. The loan provides for interest at a rate of 16% per annum, payable monthly on all amounts drawn down on and is due the earlier of February 1, 1998, dismissal of the Chapter 11 Cases or at conversion of the Chapter 11 Cases to a proceeding under Chapter 7 of the Bankruptcy Code. The Company currently has approximately $190,000 outstanding under the DIP Credit Facility.

        In May 1996, the Company received $2,000,000, exclusive of expenses of approximately $360,000, from a private placement, which consists of 200 shares of Redeemable Convertible Preferred

Stock, Series A and 100,000 common stock purchase warrants. The preferred stock is convertible into common stock at the option of the holder at a price of the lower of $4.47 or 82% of the average closing price on the trading day immediately preceding the conversion date and automatically convert into shares of common stock on April 30, 1998. The preferred stock has a redemption and liquidation value of $12,200 per share plus unpaid dividends, as defined, or cash at the option of the Company. The preferred stockholders also receive penalty shares since a Registration Statement for the sale of common stock was not registered by July 29, 1996.

        This class of preferred stock also contains a redemption option that requires the Company to purchase the Preferred Shares if at any time after May 3, 1996, the conversion price on any 20 trading days during any 30 consecutive trading day period is less than $2.00. Each holder of any Preferred Shares is then, upon notice from the Company, entitled to elect to have the Company purchase all, but not less than all of the Preferred Shares then held by such holder for a cash purchase price of $10,800 per Preferred Share together with all accrued and unpaid dividends thereon. The redemption option was triggered subsequent to September 18, 1996 and as a result of the Company's bankruptcy filing, this provision has been stayed until a plan of reorganization has been approved by the Bankruptcy Court.

        The Company's promissory note to Herbert Turk in the amount of $3,606,837 has been litigated in the Bankruptcy Court. For further discussion, see Item 12 "A. Turk" and Note 8 to the Consolidated Financial Statements included in this Form 10-KSB.

        The terms of the Company's Redeemable Preferred Stock have been modified. For further discussion, see Item 12 "C. Sanders" and Note 11 to the Consolidated Financial Statements in this Form 10-KSB.

        Due to the Company's filing of the Chapter 11 Cases and pending the filing of the Company's plan of reorganization, the Company is currently unable to predict its needs for liquidity and capital resources.

SEASONALITY

        The   Company's   business  is   affected   by  seasonal   fluctuations.
Historically, sales and earnings have been lower in the months of November, December, January and February as a result of the holiday season and inclement weather. The Company's revenues and expenses may be affected by a variety of other factors, including, but not limited to, general economic trends, competition, marketing programs and special events.

IMPACT OF INFLATION

        The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in labor, food and other operating expenses could adversely affect the operations of the Company and the restaurant industry.

ITEM 7. FINANCIAL STATEMENTS

        The following financial statements are included in this Report:


Index To Consolidated Financial Statements
--------------------------------------------------------------------------------
                                                                         Page

STATEMENTS OF PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES

Independent Auditor's Report.............................................F-2

Consolidated Balance Sheet - December 1996...............................F-4

Consolidated Statement of Operations -
For the year ended December 31, 1996.....................................F-5

Consolidated Statement of Stockholders' Deficit -
For the year ended December 31, 1996.....................................F-6

Consolidated Statement of Cash Flows -
For the year ended December 31, 1996.....................................F-7

Notes to Consolidated Statements.........................................F-8

Report of Independent Accountants........................................F-27

Consolidated Statement of Operations -
For the year ended December 31, 1995.....................................F-28

Consolidated Statement of Changes in Stockholders' Equity -
For the year ended December 31, 1995.....................................F-29

Consolidated Statement of Cash Flows -
For the year ended December 31, 1995.....................................F-30

Notes to Consolidated Statements.........................................F-32

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE.

        On November 11, 1996, the Company dismissed Price Waterhouse LLP as its independent auditors. The reports by Price Waterhouse LLP on the consolidated financial statements of the Company for the fiscal years ended December 31, 1994 and December 31, 1995, (i) did not contain an adverse opinion or disclaimer of opinion and (ii) were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits for the two most recent fiscal years and through November 11, 1996, the Company had no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

        The Company engaged the services of KPMG Peat Marwick LLP as its new independent auditors as of November 15, 1996. The decision to change accountants was recommended and approved by the Company's board of directors.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information Concerning Directors and Executive Officers

Name                 Age   Position
----                 ---   --------
Steven Wasserman     36    President/Chief Executive Officer,
                           Director (Class I)
Helen Papa           29    Vice President, Chief Financial Officer and Secretary
Udi Toledano         46    Director (Class I)
Joseph Vittoria      61    Director (Class II)

STEVEN WASSERMAN has been the President and Chief Executive Officer of the Company since April 1995 and a director of the Company since August 1993. Mr. Wasserman has been the President of Pudgie's Famous Chicken, Ltd. a wholly owned subsidiary of the Company ("PFC") since 1991. From August 1987 to December 31, 1990, Mr. Wasserman was a practicing attorney with the law firm Phillips, Nizer, Benjamin, Krim & Ballon in New York City.

HELEN PAPA was elected Vice President and Secretary of the Company in May 1995 and has been the Company's Chief Financial Officer since June 1, 1994. She previously was an accountant with Price Waterhouse from August 1989 to May 1994. Ms. Papa is a Certified Public Accountant.

UDI TOLEDANO has been a Director of the Company since January 1993. Mr. Toledano has been the President of Andromeda Enterprises, Inc., a private investment company, since December 1993. Prior to that, he was the President of CR Capital, Inc., a private investment company, for more than five years. He has been an advisor to various public and private corporations, none of which competes with the Company. Since May 1996, Mr. Toledano has been a director of Alyn Corporation, a public advanced materials company, and since January 1997 its Chairman of the Board. Since May 1996, Mr. Toledano has been a director of HumaScan Inc., a public medical device company, and since April 1995, he has been a director of Global Pharmaceutical Corporation, a public generic pharmaceutical manufacturing company. Since July 1994, Mr. Toledano has been a director of Universal Stainless & Alloy Products, Inc., a public specialty steel producing company.

JOSEPH VITTORIA has been a director of the Company since July 1994. Mr. Vittoria was the Chairman of the Board of Avis, Inc., a multi-national car rental company, from 1982 to January 31, 1997. Mr. Vittoria is a director of UAL Corp., the parent of United Airlines and a Vice-Chairman of the Business Committee of the Metropolitan Museum of Art. In addition, Mr. Vittoria serves as a member of the Development Board of Yale University, president of the board of directors of the Alumni Association of Columbia University Graduate School of Business and is the founding chairman and current member of the board of visitors of the Georgetown University School of Organization and Management.

        The Board of Directors consists of three directors divided into two classes of directors: Class I Directors and Class II Directors. The Company's current Class I Directors and Class II Directors will serve until the annual meeting of the Company's stockholders to be held in 1998 and 1997, respectively, and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Directors of each Class will be elected for a full term of three years (or any lesser period representing the balance of the previous term of such Class) and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Officers are appointed by and serve at the discretion of the Board.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the Boston Stock Exchange. These reporting persons also are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the year ended December 31, 1996.

ITEM 10.       EXECUTIVE COMPENSATION

        The following table sets forth information concerning compensation for 1996 and 1995, earned by or paid to the Company's chief executive officer and each other executive officer whose compensation exceeded $100,000 in 1996:

                           SUMMARY COMPENSATION TABLE

                                                            Annual Compensation
        Name And Principal Position          Year                 Salary
--------------------------------------------------------------------------------
              Steven Wasserman,              1996                237,000
President and Chief Executive Officer        1995                237,000
                                             1994                222,000
--------------------------------------------------------------------------------

(1) The named executive routinely receives other benefits from the Company, the aggregate amounts of which during the years indicated did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus set forth above.

COMPENSATION ARRANGEMENTS

        Effective June 1, 1995, Mr. Wasserman was employed as President and Chief Executive Officer of the Company under an employment agreement expiring May 31, 2000, at an annual base salary of $237,000 subject to his entitlement to an annual incentive bonus of up to a maximum of 60% of his base salary based upon a formula tied to the Company's performance in any given year.

DIRECTOR COMPENSATION

        Directors of the Company do not receive compensation for their services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information as of December 31, 1996 (on which date 4,488,385 shares of Common Stock were outstanding), except as indicated below, with respect to (i) those person or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer whose compensation exceeded $100,000 in 1996, and (iv) all directors and officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities Exchange Commission. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

--------------------------------------------------------------------------------
 Name And Address Of            Amount And Nature Of        Percent Of Class Of
   Beneficial Owner             Beneficial Ownership           Common Stock
--------------------------------------------------------------------------------
George Sanders                        615,500                     13.8%
16 Plainview Road
Bethpage, NY  11714
--------------------------------------------------------------------------------
Herbert & Edith Turk           (1)    491,364                     10.9%
2132 Cedarwood Lane
San Jose, CA  95125
--------------------------------------------------------------------------------
Steven Wasserman                      191,929                      4.3%
c/o Pudgie's Chicken, Inc.
333 Earle Ovington Blvd.
Uniondale, NY  11553
--------------------------------------------------------------------------------
Udi Toledano                   (2)    112,041                      2.5%
c/o Pudgie's Chicken, Inc.
333 Earle Ovington Blvd.
Uniondale, NY  11553
--------------------------------------------------------------------------------
Joseph Vittoria                (3)     40,993                          *
c/o Pudgie's Chicken, Inc.
333 Earle Ovington Blvd.
Uniondale, NY  11553
--------------------------------------------------------------------------------
All Executive Officers and     (4)    363,013                         8%
Directors as a Group
(4 persons)
--------------------------------------------------------------------------------

-----------
*less than one percent

(1) Includes 145,524 shares of Common Stock held by Mr. and Mrs. Turk's daughters over which Mr. Turk has power of attorney to direct the voting and as to which Mr. Turk disclaims beneficial ownership. Includes 67,307 shares of Common Stock issuable upon the exercise of Investor Warrants which were exercisable beginning in September 1996. Includes 55,122 shares of common stock issuable upon the exercise of warrants granted to Mr. Turk which warrants are exercisable between August 9, 1996 and August 9, 2000.

(2) Includes 61,489 shares held by Mr. Toledano's wife and 24,596 shares held by a trust for the benefit of Mr. Toledano's minor children of which Mr. Toledano's wife serves as trustee.

(3) Shares are held in the name of Fincon Enterprises, Inc. for the benefit of Mr. Vittoria.

(4) Includes 18,029 shares issued to one executive officer of the Company pursuant to the Restricted Stock Plan. See also footnotes 2 and 3 above.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

A.      TURK

        In 1994, the Company obtained a total of five bridge loans from Herbert Turk (a principal stockholder) in the aggregate principal amount of approximately $3.9 million with interest at 3.5% plus the prime rate. Such loans were evidenced by promissory notes issued between February 19, 1994 and December 1, 1994 with maturity dates that ranged from two to four months from the date of issuance. The Company issued 16,397 shares of Common Stock to Mr. Turk as a fee for the loans. In August 1995, the Company paid $600,000 to repay a portion of the promissory notes and issued to replace those promissory notes a new promissory note in principal equal to the remaining principal of the original notes ($3,606,837). The Company also issued to that stockholder warrants to purchase 50,000 shares of Common Stock at a price of $6.00 per share in consideration of the replacement note transaction exercisable August 9, 1996 through August 6, 2000. The replacement note is secured by a first lien on the Company's principal assets and will mature in February 1997, subject to mandatory prepayment by the Company to the extent of any net proceeds from the sale of Common Stock by the Company. Interest on the replacement note accrues at a variable rate of 3.5% above prime. Pursuant to the terms of the replacement note, the Company is not permitted to incur additional indebtedness in excess of $500,000 without the consent of the holder except for certain unsecured obligations incurred in the ordinary course of business.

        In January 1995, the Company sold 81,986 shares of Common Stock to certain investors (including 45,092 shares to Mr. Turk and family members) in a private placement at a purchase price of $6.10 per share and granted the investors certain demand and "piggyback" registration rights (including rights to register those shares in the Company's initial public offering). In exchange for the cancellation by such investors of such registration rights, at the closing of the Company's initial public offering the Company issued such investors 111,522 investor warrants "Investor Warrants" (including 61,337 Investor Warrants to Mr. Turk and family members) and granted to such investors new "piggyback" registration rights. The terms of the Investor Warrants are identical to the terms of the Warrants, except that the Investor Warrants are not redeemable and are not registered under the Securities Act of 1933 as amended. The new registration rights are exercisable as to not more than two registration statements filed by the Company after the Company's initial public offering in August 1995, and will require the Company to register the shares of Common Stock purchased by such investors in the January 1995 private placement and the shares of Common Stock issuable upon exercise of the Investor Warrants.

        In November 1996, Turk commenced an adversary proceeding in the Chapter 11 case seeking, inter alia, a determination as to the nature, extent and validity of his security interests in and to the assets of the Company. The Adversary Proceeding also sought injunctive relief requiring, inter alia, for the Company to continue to escrow its franchise royalties/fees as per prior interim cash collateral orders.

        Turk had objected to the Company's continued use of cash collateral and, prior to a December 4, 1996 hearing to consider the Company's request to use cash collateral, Turk filed, under the Adversary Proceeding, an Order to Show Cause for an order, inter alia, continuing the escrow of the Company's franchise fees and proceeds from the auction sale of certain restaurant equipment and granting Turk a preliminary injunction (the "Turk Motion").

        At the December 4th hearing, the Court denied the Turk motion, and Mr. Turk immediately filed an appeal of the denial of the Turk Motion in the United States District Court for the Southern District of New York (the "Turk Appeal").

        After vigorous negotiation, Mr. Turk, the Company, the official Creditors' Committee and the official Equity Committee agreed to settle and compromise all issues concerning Mr. Turk's claims and security interests as well as all issues concerning the Company's use of cash collateral on a final basis.

        In order to resolve all outstanding issues between the Company, Mr. Turk and the respective committees with respect to the Adversary Proceeding, the claim of Mr. Turk and the Company's use of cash collateral, respectively, the parties, after substantial negotiation entered into a certain Stipulation (the "Turk Stipulation" which was approved by the Bankruptcy Court on February 12,
1997). The Stipulation: (1) resolved all issues raised in the Adversary Proceeding; (2) authorized the Company's continued use of cash collateral on a final basis; (3) authorized the release to the Company of all sums held in escrow by the Company's counsel, which sums were badly needed in order to help sustain the Company's operations; (4) avoided further costly and time consuming litigation; and (5) helped "pave the way" towards confirmation of a consensual plan of reorganization.

        The Stipulation validated Mr. Turk's security interests and liens and further provided that in the event a plan of reorganization is confirmed on or before October 1, 1997, and provides for a payment on account of Mr. Turk's secured claim in the amount of $1,000,000, then Mr. Turk would agree to vote his remaining claims, on account of which he will receive no further monetary consideration (only common stock), in favor of such plan of reorganization. Moreover, the Stipulation permitted Mr. Turk's secured claim to be subordinated to senior secured financing and professional carveouts in the aggregate amount of $375,000. Finally, the Stipulation resulted in the dismissal of the Turk Advisory Proceeding and the Turk Appeal, with prejudice.

B.      WASSERMAN

        In May 1995, Steven Wasserman, currently the Company's President and Chief Executive Officer, received from escrow, 54,652 shares of Common Stock. These shares had been purchased by Mr. Wasserman in 1993 for nominal consideration and held in escrow pending performance under his employment agreement.

C.      SANDERS

        In August 1995, the Company repaid in full a promissory note to Pudgie's founder, the outstanding balance of which was then $4,669,000, through (i) payment of $1.5 million in cash from the net proceeds of the IPO, (ii) issuance of 525,000 shares of Common Stock and (iii) issuance of 10,000 shares of the Company's Redeemable Preferred Stock having an aggregate redemption price and liquidation value initially equal to $1,069,000.

        Pursuant to an agreement dated February 12, 1997, the preferred stockholder amended the terms of the preferred stock so that the stock is redeemable for the Company's $.01 par value common stock, but is not, under any circumstances, redeemable for cash. Additionally, pursuant to an agreement dated February 20, 1997, the preferred stockholder irrevocably waived his right to sell or otherwise transfer the preferred stock to another party unless such party executes and delivers to the Company a confirmation and agreement which binds the party to the terms of the aforementioned agreements.

PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

        a.     Exhibits Filed

               27. Financial Data Schedule

        b.     Reports on Form 8-K

               Two reports on Form 8-K were filed during the year ended December 31, 1996:

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUDGIE'S CHICKEN, INC.

By: /s/ Steven Wasserman
    -----------------------------------------
        Steven Wasserman
        President and Chief Executive Officer
        Dated:  April 14, 1997

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                                 Date
                                                                 ----

/s/ Steven Wasserman                                        April 14, 1997
------------------------------------------------       -----------------------
Steven Wasserman
President/Chief Executive Officer (and Principal
Executive Officer), Director

/s/ Helen Papa                                              April 14, 1997
------------------------------------------------       -----------------------
Helen Papa
Vice President/Chief Financial Officer/Secretary
(and Principal Financial and Accounting Officer)

/s/ Joseph Vittoria                                         April 14, 1997
------------------------------------------------       -----------------------
Joseph Vittoria, Director

/s/ Udi Toledano                                            April 14, 1997
------------------------------------------------       -----------------------
Udi Toledano, Director

Pudgie's Chicken, Inc.
And Subsidiaries

Index To Consolidated Financial Statements
--------------------------------------------------------------------------------
                                                                         Page

STATEMENTS OF PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES

Independent Auditor's Report.............................................F-2

Consolidated Balance Sheet - December 1996...............................F-4

Consolidated Statement of Operations -
For the year ended December 31, 1996.....................................F-5

Consolidated Statement of Stockholders' Deficit -
For the year ended December 31, 1996.....................................F-6

Consolidated Statement of Cash Flows -
For the year ended December 31, 1996.....................................F-7

Notes to Consolidated Statements.........................................F-8

Report of Independent Accountants........................................F-27

Consolidated Statement of Operations -
For the year ended December 31, 1995.....................................F-28

Consolidated Statement of Changes in Stockholders' Equity -
For the year ended December 31, 1995.....................................F-29

Consolidated Statement of Cash Flows -
For the year ended December 31, 1995.....................................F-30

Notes to Consolidated Statements.........................................F-32

                          INDEPENDENT AUDITORS' REPORT

    The Board of Directors
        and Stockholders
    Pudgie's Chicken, Inc.
       and subsidiaries
       Debtors-in-Possession:

    We have audited the accompanying consolidated balance sheet of Pudgie's Chicken, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pudgie's Chicken, Inc. and subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, Pudgie's Chicken, Inc. and all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on various dates from September 18, 1996 through October 10, 1996. The effects, if any, arising from these filings by Pudgie's Chicken, Inc. and its subsidiaries on its operations or consolidated financial statements as of and for the year ended December 31, 1996 cannot be determined.

    As discussed in notes 2(o) and 3 of the notes to consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the second preceding paragraph, Pudgie's Chicken, Inc. and all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on various dates from September 18, 1996 through October 10, 1996. This event and circumstances relating to this event, including the Company's recurring losses from operations resulting in cumulative stockholder's deficit, raise substantial doubt about its ability to continue as a going concern. Although the Company is currently operating their business as a debtor-in-possession under the jurisdiction of the Bankruptcy

    Court, the continuation of the business as a going concern is contingent upon, among other things, (1) the successful consummation of a plan of reorganization and (2) the achievement of satisfactory levels of future operating profit. The consolidated financial statements as of and for the year ended December 31, 1996 neither include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern, nor do those consolidated financial statements include any adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with the restructuring the Company and its subsidiaries as they reorganize under Chapter 11 of the United States Bankruptcy Code.

                                        KPMG PEAT MARWICK LLP

    Jericho, New York
    April 8, 1997

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                           Consolidated Balance Sheet

                                December 31, 1996

                                     ASSETS
Current assets:

    Cash                                                                                       $    272,180
    Restricted cash                                                                                  62,365
    Franchise and advertising royalties, net of allowance for doubtful
       accounts of approximately $888,000                                                           129,908
    Inventory                                                                                        97,060
                                                                                               ------------
           Total current assets                                                                     561,513

Property and equipment, net                                                                       1,663,706
Other assets                                                                                        164,175
                                                                                               ------------
           Total assets                                                                        $  2,389,394
                                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise:
    Accounts payable and accrued expenses                                                           536,106
    Deferred franchise fees                                                                         297,500
    Accrued Chapter 11 fees                                                                         249,971
    Accrued professional fees                                                                        95,000
    Deferred rent                                                                                   189,440
                                                                                               ------------
           Total current liabilities                                                              1,368,017

Liabilities subject to compromise                                                                 8,056,704
                                                                                               ------------
           Total liabilities                                                                      9,424,721

Redeemable Preferred Stock, $.01 par value; 10,000 shares authorized,
    issued and outstanding (redemption and liquidation value of $1,069,000)                       1,069,000

Redeemable Convertible Preferred Stock, Series A $.01 par value; 550 shares
    authorized, 200 shares issued and outstanding (redemption value of $2,520,000)                1,978,770

Stockholders' equity:
    Preferred stock - 250,000 shares authorized (including 10,000 shares of
       Redeemable Convertible Preferred Stock): $4 Cumulative Preferred Stock $.01
       par value, 50,000 shares issued and outstanding (liquidation value $500,000)                     500
    Common stock - $.01 par value, 10,000,000 shares authorized, 4,488,385 shares
       issued and outstanding                                                                        44,884
    Additional paid-in capital                                                                   15,781,541
    Accumulated deficit                                                                         (25,856,492)
    Deferred compensation                                                                           (53,530)
                                                                                               ------------
           Total stockholders' deficit                                                          (10,083,097)
                                                                                               ------------
           Total liabilities and stockholders' deficit                                         $  2,389,394
                                                                                               ============


See accompanying notes to consolidated financial statements.

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                      Consolidated Statement of Operations

                          Year ended December 31, 1996

Revenues:
    Restaurant sales                                                    $ 10,069,748
    Franchise and advertising royalties                                      966,908
    Franchise fees                                                           270,000
    Interest income and other revenue                                         97,350
                                                                        ------------
                                                                          11,404,006

Expenses:
    Restaurant cost of sales                                               3,929,726
    Restaurant operating expenses                                          5,696,573
    Franchising costs                                                        116,562
    General and administrative                                             4,765,352
    Arbitration award                                                      1,707,404
    Restaurant closing expenses                                              347,010
    Advertising expenses                                                     744,536
    Depreciation and amortization                                            906,333
    Interest expense                                                         320,543
                                                                        ------------
                                                                          18,534,039
                                                                        ------------
         Loss before reorganization items                                 (7,130,033)
                                                                        ------------
Reorganization items:
    Impairment of long-lived assets                                        8,097,897
    Loss on closing of restaurants                                         1,366,002
    Professional fees                                                        443,325
                                                                        ------------
         Net loss                                                       $(17,037,257)
                                                                        ============
Loss per share                                                          ($      3.80)
                                                                        ============
Weighted average number of common shares outstanding                       4,486,404
                                                                        ============


See accompanying notes to consolidated financial statements.

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                 Consolidated Statement of Stockholders' Deficit

                          Year ended December 31, 1996

                                     PREFERRED            COMMON                                                           TOTAL
                                       STOCK              STOCK                ADDITIONAL    DEFERRED                      STOCK-
                                       NUMBER             NUMBER                PAID-IN       COMPEN-    ACCUMULATED      HOLDERS'
                                     OF SHARES  AMOUNT  OF SHARES   AMOUNT      CAPITAL       SATION       DEFICIT        DEFICIT

Balance at December 31, 1995           50,000    $500   4,506,972   $45,070   $16,159,920  $(225,362)  $ (8,699,235)  $  7,280,893

Issuance of common stock purchase
    warrants                             --       --         --        --         100,000       --             --          100,000
Private placement issuance costs         --       --         --        --        (360,818)      --             --         (360,818)
Accrual of Convertible Preferred
    Stock Dividend Shares                --       --         --        --            --         --          (60,000)       (60,000)
Accrual of Convertible Preferred
    Stock Penalty Shares                 --       --         --        --            --         --          (20,000)       (20,000)
Issuance of Convertible Preferred
    Stock Penalty Shares                 --       --       12,964       130        39,870       --          (40,000)          --
Forfeit of restricted stock              --       --      (31,551)     (316)     (157,431)   157,747           --             --
Amortization of deferred compensation
    relating to restricted stock         --       --         --        --            --       14,085           --           14,085
Net loss                                 --       --         --        --            --         --      (17,037,257)   (17,037,257)
                                       ------    ----   ---------   -------   -----------   --------   ------------   ------------
Balance at December 31, 1996           50,000    $500   4,488,385   $44,884   $15,781,541   $(53,530)  $(25,856,492)  $(10,083,097)
                                       ======    ====   =========   =======   ===========   ========   ============   ============


See accompanying notes to consolidated financial statements.

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                      Consolidated Statement of Cash Flows

                          Year ended December 31, 1996

Cash flows from operating activities:
   Net loss                                                                      $(17,037,257)
   Adjustments to reconcile net income to net cash
      provided by operating activities:

         Depreciation and amortization                                                906,333
         Provision for bad debts                                                      690,647
         Write down of intangible assets                                            8,097,897
         Loss on closure of restaurants                                             1,713,012
         Loss on arbitration                                                        1,707,404
         Deferred compensation expense                                                 14,085
         Change in assets and liabilities:

           Increase in franchise and advertising royalties receivable                (592,433)
           Decrease in inventory                                                       26,610
           Decrease in other assets                                                   254,400
           Increase in accounts payable and accrued expenses                          161,710
           Increase in deferred franchise fees                                         67,500
           Decrease in other liabilities                                             (135,823)
           Increase in liabilities subject to compromise                            2,374,209
                                                                                 ------------
              Net cash used in operating activities                                (1,751,706)
                                                                                 ------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                     62,815
   Capital expenditures                                                              (437,956)
                                                                                 ------------
              Net cash used in investing activities                                  (375,141)
                                                                                 ------------
Cash flows from financing activities:
   Increase in restricted cash                                                        (62,365)
   Net proceeds from private placement                                              1,637,952
                                                                                 ------------
              Net cash provided by financing activities                             1,575,587
                                                                                 ------------
Net decrease in cash and cash equivalents                                            (551,260)

Cash and cash equivalents, beginning of year                                          823,440
                                                                                 ------------
Cash and cash equivalents, end of year                                           $    272,180
                                                                                 ============


        See accompanying notes to consolidated financial statements.

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

                                December 31, 1996

(1)   PROCEEDINGS UNDER CHAPTER 11 AND BASIS OF PRESENTATION OF FINANCIAL
      STATEMENTS

      Pudgie's Chicken, Inc. and all of its subsidiaries ("the Company") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York ("the Bankruptcy Court") on various dates from September 18, 1996 through October 10, 1996. On October 15, 1996, the individual petitions of the Company were administratively consolidated by the Bankruptcy Court. The Company is currently operating its business as debtors-in-possession, subject to the approval of the Bankruptcy Court for certain proposed actions. Additionally, certain creditor and equity committees have been formed which have the right to review and object to non-ordinary course business transactions and are expected to participate in the formulation and approval of any plan or plans of reorganization. The Company's exclusivity period for filing a plan of reorganization expires on April 27, 1997, which is shared as of March 27, 1997 with the Equity and Creditors Committees.

      As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. These claims are reflected in the December 31, 1996 consolidated balance sheet as "liabilities subject to compromise". In addition, the Company has rejected executory contracts and lease obligations and parties affected by these rejections may file claims ("liabilities subject to compromise") with the Bankruptcy Court in accordance with the reorganization process through the claim expiration date of January 31, 1997 (note 9). Additional claims may also arise from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be filed by the Company and subsequently voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

      The Company has discontinued accruing interest on its pre-petition debt obligation, as well as dividends and related penalties on its redeemable convertible preferred stock effective September 18, 1996. For financial reporting purposes, all pre-petition debt obligations have been included in "liabilities subject to compromise" on the December 31, 1996 consolidated balance sheet. The ultimate adequacy of the security for any secured pre-petition debt obligations cannot be determined until a plan or reorganization is confirmed.

      On October 15, 1996, the Bankruptcy Court granted an order allowing a secured claim on amounts not to exceed $250,000 to a supplier, to provide the Company with a credit facility to purchase food and other operating supplies.

      On November 22, 1996, effective November 14, 1996, the Bankruptcy Court approved an order allowing the rejection of the leases for twelve stores closed by the Company (note 4).

      On February 12, 1997, the Bankruptcy Court granted an order which provided the holder of a $3.6 million secured note replacement liens on principally all of the Company's assets,

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(1), CONTINUED

      subordinate only to liabilities for debtor-in-possession financing, U.S. Trustees fees, a supplier lien and professional fees not to exceed $375,000 in the aggregate (note 8). The order allows the pre-petition claim of the noteholder amounting to approximately $3,600,000 plus interest and releases cash held in escrow by Company counsel of approximately $60,000. The order also provides that if a plan of reorganization is confirmed before October 1, 1997, which plan provides for the payment of $1,000,000 to the noteholder, the noteholder will be deemed to have an allowed secured claim in the amount of $1,000,000 and an allowed unsecured claim for the balance. The noteholder would agree to vote in favor of the Company sponsored plan of reorganization and upon the receipt of $1,000,000, would release the security interest. If the $1,000,000 is not paid or if the plan of reorganization is not approved by the stipulated dates, the noteholder would not be bound by the foregoing terms.

      On March 13, 1997, the Bankruptcy Court granted an order authorizing the Company to obtain debtor-in-possession financing up to a maximum of
      $250,000 pursuant to a loan and security agreement dated as of February 28, 1997 and granted the lender a secured claim for loans made up to a maximum of $250,000 (note 8). The order amended the first priority supplier's lien to $150,000 and the remaining balance would be pari-passu with the other secured claims. The order also provides for the reimbursement to the supplier of certain attorney fees and granted the supplier an administrative priority claim of approximately $98,000 relating to the supplier's reclamation claim.

      For financial reporting purposes, the Company has applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7) in the accompanying consolidated financial statements.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to this event, including the Company's recurring losses from operations as reflected in the consolidated statement of operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to the carrying value of assets or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern or as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with debtor-in-possession and other financing agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations.

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(1), CONTINUED

      While the Company believes it has adequate financing to operate during the bankruptcy proceeding for a limited period of time, its ability to continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable the Company to emerge from bankruptcy proceedings, obtain additional capital or other financing to fund distributions under the plan of reorganization and to provide working capital. There is no assurance that such reorganization or financing will occur. These factors, among others, indicate that there is substantial doubt that the Company can continue as a going concern.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  NATURE OF BUSINESS

           Pudgie's Chicken, Inc. was incorporated in Delaware on January 28, 1993. The Company operates and franchises food service restaurants. In exchange for franchise fees and royalties, the Company provides franchisees with site approval, interior layout plans, training and operations advice. The Company also provides marketing and advertising support.

      (B)  OPERATION OF RESTAURANTS

           During 1996, the Company acquired the net assets of one franchised restaurant, in exchange for forgiveness of amounts due the Company in the amount of $56,607. The excess of the aggregate purchase price over the fair value of net assets acquired of $96,634, was recorded as goodwill and is being amortized over 30 years (note 3).

           During 1996, the Company opened three Company-owned restaurants in locations previously operating as franchised restaurants. Revenues and expenses related to the operation of these restaurants from the dates of acquisition are included in food sales and restaurant opening costs, respectively. In 1996, the Company closed twelve stores, including three prior to its Chapter 11 filing and nine subsequent to the filing. In January 1997, the Company closed an additional store (note 4).

      (C)  PRINCIPLES OF CONSOLIDATION

           The  consolidated  financial  statements  include the accounts of the
           Company  and  its   subsidiaries.   All  intercompany   accounts  and
           transactions have been eliminated in consolidation.

      (D)  RESTRICTED CASH

           Restricted cash represents funds received from asset sales and the collection of franchisee receivables which are held in escrow by Company counsel. Pursuant to an Order of the Bankruptcy Court on February 12, 1997 (note 1), such funds were realized from escrow.

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(2), CONTINUED

      (E)  INVENTORIES

           Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of food and paper products.

      (F)  PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost and are depreciated on the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or five years. The estimated useful lives are as follows:

                  Furniture and fixtures                      5 years
                  Restaurant equipment                        8 years
                  Computer equipment and software           4-5 years
                  Vehicles                                    7 years

      (G)  INTANGIBLE ASSETS

           Goodwill represents the excess of cost over fair value of net assets acquired and is amortized on a straight-line basis over the expected period to be benefited, thirty years.

           The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows (note 3).

           The costs incurred to develop and register the Company's trademarks have been capitalized and are being amortized on the straight-line method over 40 years. Legal costs associated with incorporation were capitalized and are being amortized over a 10 year period.

           Amortization expense, excluding the impact of the write-off of goodwill associated with the closing of restaurants (note 4) and a charge associated with the impairment of goodwill (note 3), was approximately $336,000.

      (H)  REVENUE RECOGNITION

           Revenue from franchised restaurants is derived from the initial sale of franchises for a fee of $30,000 for an individual restaurant, from area development agreements for a predesignated number of restaurants to be opened within a designated span of time at negotiated contract prices and from royalty fees for franchising support and advertising at 5% and 3%, respectively, of retail product sales. Revenue from the sale of individual franchises is recognized at the time of substantial performance of the obligations of the Company, as described in note 7. Revenue from area development agreements is recognized as each restaurant is opened and royalties are recorded on the accrual basis.

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(2), CONTINUED

      (H), CONTINUED

           Revenue from Company-owned restaurants is recognized in the period the related products are sold.

      (I)  PREOPENING COSTS

           The Company expenses preopening costs as incurred.

      (J)  CONCENTRATION OF CREDIT RISK

           Financial instruments which potentially subject the Company to credit risk consist principally of franchisee receivables, which are not collateralized. Approximately 83% of the Company's franchised restaurants are in the same geographical area. Credit risk is affected by conditions or occurrences within the economy and the geographic area. The Company maintains reserves for potential credit losses for trade accounts receivable and discontinues recording revenue when amounts are deemed uncollectible based upon factors surrounding the credit risk of specific customers, historical trends and other information.

      (K)  INCOME TAXES

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (L)  NET LOSS PER COMMON SHARE

           Net loss per common share is determined on the basis of weighted average number of shares of common stock outstanding. For 1996, a weighted average number of shares was not calculated for options, warrants and convertible preferred stock outstanding due to their anti-dilutive effect on the Company's net loss per share calculation.

      (M)  FINANCIAL INSTRUMENTS

           Statement of Financial Accounting Standards No.107, "Disclosure about Fair Value of Financial Instruments" ("SFAS No.107"), requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash, notes payable which are included in liabilities subject to compromise (note 9) and its preferred

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(2), CONTINUED

      (M), CONTINUED

           stock meet the definition of financial instruments. The carrying amount of cash approximates its fair value because of the short-term maturities of the investments. The fair value of the other financial instruments depends upon the terms and conditions of a confirmed plan of reorganization which will resolve certain uncertainties. These uncertainties preclude the Company from determining the fair value of these financial instruments during the pendency of its reorganization proceedings.

      (N)  USE OF ESTIMATES

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

      (O)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
           OF

           The Company adopted the provisions of SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

           As a result of the Company's Chapter 11 filing, management of the Company determined that the carrying value of intangible assets was impaired and recorded a charge of $8,097,897 (note 3).

      (P)  STOCK-BASED COMPENSATION

           The Company records compensation expense for stock options only if the current market price of the underlying stock exceeds the exercise price on the date the options are granted. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation ("Statement 123"). The Company has elected not to implement the fair value based accounting method for stock options, but has elected to disclose the proforma net earnings and proforma earnings per share for stock option grants made as if such method had been used to account for stock-based compensation costs as described in Statement 123. As of December 31, 1996, the Company has not granted any stock options to employees.

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

      (Q)  SUPPLEMENTAL CASH FLOW INFORMATION

           Cash paid during the year for:

                             Interest                $    140,870
                                                        =========

                             Income taxes            $     11,845
                                                        =========

           In 1996, the Company charged $120,000 to accumulated deficit for dividends and penalties associated with its $.01 par value series A redeemable convertible preferred stock. Of this amount, $40,000 was paid in common stock and $80,000 was recorded in preferred stock.

           The Company acquired one franchised store (note 2(b)) and the equipment of three additional franchised operations in 1996 in exchange for the forgiveness of approximately $149,000 of accounts receivable and the issuance of a note payable for approximately $125,000. The Company received approximately $177,000 of equipment and recorded approximately $97,000 of goodwill as a result of this transaction.

           Operating cash payments resulting from reorganization items:

                U.S. Trustee fees paid                          $  2,750
                Chapter 11 filing fees paid                       17,700
                Professional fees paid for services rendered
                    in connection with the Chapter 11
                    proceedings                                   43,000
                                                                 -------
                         Total reorganization payments          $ 63,450
                                                                 =======

(3)   IMPAIRMENT OF LONG-LIVED ASSETS

      As discussed in note 2 (o), the Company adopted SFAS No.121 as of January 1, 1996 for purposes for determining and measuring impairment of certain long-lived assets to be held and used in the business. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company has identified the appropriate grouping of assets to be individual Company-owned restaurants and the Corporate franchising part of the business. The asset groups are deemed to be impaired if a forecast of undiscounted future operating cash flows, including disposal value, if any, is less than its carrying amount. The loss is measured as the amount by which the carrying amount of the assets exceed its fair value.

      The Company recorded an impairment charge of $8,097,897 to fully write-off its intangible assets.

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(4)   STORE CLOSINGS

      In fiscal 1996, the Company closed twelve stores, including three prior to its Chapter 11 filing and nine subsequent to the filing. In January 1997, the Company closed an additional store. On October 22, 1996, effective November 14, 1996, the Bankruptcy Court approved an order authorizing the rejection of the leases for the twelve stores closed by the Company. Included in liabilities subject to compromise at December 31, 1996, is a provision for $324,436, representing management's estimate of the lease termination liability pursuant to Section 502 of the Bankruptcy Code (note
      9).

      Included in the accompanying 1996 consolidated statement of operations are losses of $347,010 and $1,366,002 relating to the pre and post-petition store closures, respectively, including the write-off of goodwill for acquired stores and the above-mentioned lease termination liability.

(5)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 1996:

            Restaurant equipment                       $ 1,157,590
            Furniture and fixtures                         158,529
            Computer equipment                             129,282
            Truck                                            7,690
            Leasehold improvements                       1,252,484
                                                       -----------
                                                         2,705,575
            Less accumulated depreciation and
                amortization                             1,041,869
                                                       -----------
                   Property and equipment, net         $ 1,663,706
                                                       ===========

      Depreciation and amortization expense on property and equipment amounted to approximately $571,000 in 1996.

(6)   INTANGIBLE ASSETS

      Intangible assets consist of the following at December 31, 1996:

            Goodwill                                   $ 8,596,164
            Restrictive covenants                           30,000
            Trademarks                                      61,000
            Other                                           61,121
                                                       -----------
                                                         8,748,285
            Less accumulated amortization                8,748,285
                                                       -----------
                     Intangible assets, net            $     --
                                                       ===========

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(7)   DEFERRED FRANCHISE FEES

      At December 31, 1996, four area development agreements were signed however, the restaurants had not opened for business. Franchise fee revenue related to franchise agreements is recognized when substantial performance of all obligations and services as outlined in the franchise agreements has occurred and ratably as restaurants are opened for area development agreements. The obligations and duties of the Company pursuant to the franchise agreement include approval of a restaurant location; providing interior layout plans; providing training for the franchisee prior to the restaurant opening; and having representatives available for consultation. During 1996, two franchise restaurants were opened for business and seven restaurants were closed due to failure to comply with the provisions of the franchise agreement or failure to remit royalties. During 1996, two area developers forfeited their development rights and $200,000 of franchise fees previously paid to the Company were recognized as revenue.

(8)   FINANCING ARRANGEMENTS

      (A)  NOTES PAYABLE TO STOCKHOLDERS

           In August 1995, the Company renegotiated a note payable to a stockholder. The $3.6 million note required monthly payments of interest at 3.5% above the prime rate as defined, was secured by principally all of the Company's assets and matured in its entirety in February 1997.

           As indicated in footnote 1, the Company filed a Chapter 11 petition on September 18, 1996 and discontinued accruing interest expense at that time. On November 11, 1996, the noteholder commenced an adversary proceeding against the Company.

           On February 12, 1997, the Bankruptcy Court granted an Order which provided the $3.6 million noteholder with replacement liens on principally all of the Company's assets, subordinate only to liabilities for debtor-in-possession financing, U.S. Trustees fees, a supplier lien and professional fees not to exceed $375,000 in the aggregate. The order allows the pre-petition claim of the noteholder amounting to approximately $3,600,000 plus interest and releases cash held in escrow by Company counsel of approximately $60,000. The Order also provides that if a plan of reorganization is confirmed before October 1, 1997, which plan provides for the payment of $1,000,000 to the noteholder, subject to certain other conditions, the noteholder will be deemed to have an allowed secured claim in the amount of $1,000,000 and an allowed unsecured claim for the balance. The noteholder would agree to vote in favor of the Company sponsored plan of reorganization and upon the receipt of $1,000,000, would release the security interest. If the $1,000,000 is not paid or if the plan of reorganization is not approved by the stipulated dates, the noteholder would not be bound by the foregoing terms.

           At December 31, 1996, included in liabilities subject to compromise is the aforementioned note payable and interest accrued through the Chapter 11 filing date aggregating $177,649.

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(8), CONTINUED

      (B)  POST-PETITION FINANCING

           On October 30, 1996, the Bankruptcy Court granted an Order allowing a secured claim not to exceed $250,000 to a supplier pursuant to an agreement dated as of October 1, 1996, under which the supplier would provide the Company with a credit facility to purchase food and other operating supplies.

           On March 13, 1997, the Bankruptcy Court granted an Order authorizing the Company to obtain debtor-in-possession financing up to a maximum of $250,000 pursuant to a loan and security agreement dated February 28, 1997 and granted the lender a secured claim for loans made up to a maximum of $250,000. The facility bears interest at 16% payable monthly and is due the earlier of (i) February 1, 1998, (ii) dismissal of the Chapter 11 case or (iii) at conversion of the Chapter 11 case to a proceeding under Chapter 7 of the Bankruptcy
           Code. Subsequently, the Company has borrowed $190,000 under this facility.

           The order amended the first priority supplier's lien to $150,000 and the remaining balance would be pari-passu with the other secured claims. The order also provides for the reimbursement to the supplier of certain attorney fees and granted the supplier an administrative priority claim of approximately $98,000 relating to the supplier's reclamation claim.

           In the event of confirmation of a Plan of reorganization, the lender shall receive additional compensation (the "Additional Compensation") in the form of such number of warrants to purchase common stock of the Company ("Warrants") with an estimated fair value of $100,000. The Warrants (1) shall be issued pursuant to a plan of reorganization, (2) shall be delivered to Lender within 60 days after confirmation of a plan of reorganization, (3) shall be exercisable during a period of seven years, commencing six months after the date of confirmation of a plan of reorganization and (4) shall have an exercise price equal to 115% of fair market value, as defined.

(9)   LIABILITIES SUBJECT TO COMPROMISE IN BANKRUPTCY REORGANIZATION

      Liabilities subject to compromise consist of the following at December 31, 1996:

            Note payable to stockholder            $ 3,606,837
            Arbitration award                        1,707,404
            Accounts payable and accrued
                expenses                             2,050,492
            Sales tax payable                          514,322
            Interest payable                           177,649
                                                   -----------

                                                   $ 8,056,704
                                                   ===========

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(9), CONTINUED

      The expiration date for filing creditor claims against the Company with the Bankruptcy Court was January 31, 1997. Approximately $163,000,000 of creditor claims have been filed with the Bankruptcy Court. The Company is in the process of reviewing each proof of claim to reconcile the claimed amount with the Company's books and records. Company manage-ment believes that the claimed amounts are grossly overstated. The final determination of the allowed claims is expected to invoke litigation of which the outcome is uncertain (note 13). The Company's estimates of the allowed claims as presented in the accompanying consoli-dated financial statements are therefore subject to change based upon the outcome of the Chapter 11 proceedings. The additional liability or reduction of liabilities arising from this reconciliation process, if any, is not subject to reasonable estimation. As a result, no provision has been recorded for these possible claims. The Company will recognize the additional liability or reduction, if any, as the amounts become subject to reasonable estimation.

      Included in liabilities subject to compromise is approximately $324,000 of claims related to rejected leases (notes 1 and 4), representing management's estimate of the Company's liability pursuant to Section 502 of the Bankruptcy Code. Also included in liabilities subject to compromise at December 31, 1996 is approximately $225,000 relating to Company guarantees of franchisees' financing obligations. Additionally, as indicated in note 13, management has not established a provision for settlement of outstanding litigation in liabilities subject to compromise at December 31, 1996.

      A plan of reorganization ultimately confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities.

(10)  REORGANIZATION COSTS

      The net expense incurred as a result of the Chapter 11 filings and subsequent reorganization efforts has been segregated from ordinary operations in the consolidated statement of operations for the year ended December 31, 1996. Reorganization costs are comprised of the following:

              Impairment of goodwill                      $ 8,097,897
              Loss on closing of restaurants                1,366,002
              Professional fees and other expenses
                  related to bankruptcy                       443,325
                                                          -----------
                                                          $ 9,907,224
                                                          ===========
      Reorganization   costs  include  expenses  from  closing  of  restaurants,
      consolidation of operations, certain expenses incurred in the general restructuring of business operations and the write-off of impaired intangible assets (note 3).

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(11)  CAPITAL STRUCTURE

      (A)  AUTHORIZATION OF COMMON AND PREFERRED STOCK

           In May 1995, the Board of Directors and Stockholders authorized amendments to the Certificate of Incorporation which provided for an increase in the number of authorized shares of Common Stock from 125,000 to 10,000,000 and Preferred Stock from 50,000 to 250,000 including 10,000 shares of Redeemable Preferred Stock. On April 23, 1996, the Board of Directors and Stockholders authorized the issuance of 550 shares of Redeemable Convertible Preferred Stock, Series A. The Board of Directors also authorized Warrants to purchase up to 1,350,000 shares of Common Stock.

      (B)  REDEEMABLE CONVERTIBLE PREFERRED STOCK, SERIES A

           In May 1996, the Company received $2,000,000, exclusive of expenses of approxi-mately $360,000, from a private placement, which consists of 200 shares of Redeemable Convertible Preferred Stock, Series A and 100,000 common stock purchase warrants. The preferred stock is convertible into common stock at the option of the holder at a price of the lower of $4.47 or 82% of the average closing price on the trading day immediately preceding conversion and automatically converts into shares of common stock on April 30, 1998. The preferred stock has a redemption and liquidation value of $12,200 per share plus unpaid dividends, as defined, or cash at the option of the Company. The preferred stockholders also receive penalty shares since a Registration Statement for the sale of common stock was not registered by July 29, 1996. Through the Chapter 11 filing date, approximately $60,000 of dividends and $20,000 of penalties were accrued. Dividends and penalties have not been accrued since September 18, 1996.

           This class of preferred stock also contains a redemption option that requires the Company to purchase the Preferred Shares if at any time after May 3, 1996, the conversion price on any 20 trading days during any 30 consecutive trading day period is less than $2.00. Each holder of any Preferred Shares is then, upon notice from the Company, entitled to elect to have the Company purchase all, but not less that all of the Preferred Shares then held by such holder for a cash purchase price of $10,800 per Preferred Share together with all accrued and unpaid dividends thereon. The redemption option was triggered subsequent to September 18, 1996 and as a result of the Company's bankruptcy filing, this provision has been stayed until a plan of reorganization has been approved by the Bankruptcy Court.

      (C)  REDEEMABLE PREFERRED STOCK

           In August 1995, in connection with the initial public offering of its common stock, the Company issued 10,000 shares of Redeemable Preferred Stock in partial satisfaction of its promissory note to the founder. The Redeemable Preferred Stock ranks senior to all other preferred stock of the Company in priority of dividends, right of redemption and payment upon liquidation. The principal terms of the Redeemable Preferred Stock are as follows:

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(11), CONTINUED

      (C), CONTINUED

               LIQUIDATION PREFERENCE

               In the event of a liquidation of the Company, the holder of the Redeemable Preferred Stock is entitled to receive $106.90 per share, plus any dividends accrued and unpaid to date.

               REDEMPTION

               The Redeemable Preferred Stock is subject to redemption at any time at the option of the Board at a redemption price of $106.90 per share, plus any declared, accrued and unpaid dividends.

               The Redeemable Preferred Stock is subject to mandatory redemption by the Company, at the redemption value plus cumulative unpaid declared dividends, to the extent of the net proceeds of any sale of Common Stock by the Company (after any required application of such proceeds to the payment of outstanding indebtedness of the Company for borrowed money).

               DIVIDENDS

               Dividends are payable when declared by the Company and then accrue on the Redeemable Preferred Stock at an annual rate equal to 150 basis points in excess of the rate on three year U.S. Treasury obligations on the date of issuance. As of December 31, 1996, no dividends have been declared.

               Pursuant to an agreement dated February 12, 1997, the preferred stockholder amended the terms of the preferred stock so that the stock is redeemable for the Company's $.01 par value common stock, but is not, under any circumstances, redeemable for cash. Additionally, pursuant to an agreement dated February 20, 1997, the preferred stockholder irrevocably waived his right to sell or otherwise transfer the preferred stock to another party unless such party executes and delivers to the Company a confirmation and agreement which binds the party to the terms of the agreements dated February 12, 1997 and February 20, 1997.

      (D)  $4 CUMULATIVE PREFERRED STOCK

           The principal terms of the $4 Cumulative Preferred Stock are as follows:

               LIQUIDATION PREFERENCE

               In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive a $100 per share liquidation preference, plus accrued dividends.

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(11), CONTINUED

      (D), CONTINUED

               REDEMPTION

               The Preferred Stock has no mandatory redemption but can be redeemed by the Company at any time at a redemption price of $100 plus accrued dividends.

               DIVIDENDS

               The holders of the Preferred Stock are entitled to receive dividends at the rate of $4 per annum only after the outstanding Stockholders Notes are first satisfied in full and the Redeemable Preferred Stock is fully redeemed with dividend accrued thereon. As of December 31, 1996, no dividends have been declared.

      (E)  COMMON STOCK PURCHASE WARRANTS

           In August 1995, the Company sold 1,150,000 common stock purchase warrants ("the Warrants"). Each of the Warrants entitles the registered holder to purchase one share of common stock at a price of $5.50 per share at any time during the period September 6, 1996 through August 9, 2000. The Warrants are subject to redemption by the Company at a redemption price of $.10 per Warrant commencing October 9, 1996 upon 30 days prior written notice to the Warrant holders, provided the average closing bid quotation of the common stock as reported on the NASDAQ Stock Market has been at least 150% of the then current exercise price of the Warrants (initially $8.25 per share) for a period of 20 consecutive trading day ending on the third day prior to the date on which the Company gives notice of redemption.

           Pursuant to a January 1995 private placement of common stock, the Company issued 111,522 common stock purchase warrants at an exercise price of $5.50.

           In August 1995, the Company issued 50,000 Common Stock Purchase Warrants to a stockholder as consideration for the renegotiation of a loan. They are exercisable at $6.00.

           Additionally, in August 1995, the Company granted 200,000 common stock purchase warrants exercisable at $8.25 per share and 100,000 common stock purchase warrants exercisable at a $5.66 per share to its underwriter in connection with its initial public offering, and 20,000 common stock purchase warrants exercisable at $8.25 per share relating to a financing.

      (F)  RESTRICTED STOCK

           In May 1995, the Board of Directors approved the adoption of a Restricted Stock Plan pursuant to which a maximum of 72,115 shares of common stock may by awarded to officers of the Company. In May 1995, these shares were awarded to four executive officers of the Company. The shares awarded to three of the officers have been forfeited.

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(11), CONTINUED

      (G)  STOCK OPTION PLAN

           The Company has adopted the 1995 Stock Option Plan ("the Option Plan"), pursuant to which options to acquire an aggregate of 250,000 shares of Common Stock may be granted to employees, officers or directors of, or consultants to, the Company. The Option Plan authorizes the Board to issue incentive stock options ("ISOs"), as defined in Section 422A(b) of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("Non-ISOs"). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options may be granted, the number of shares to be subject to such options and the terms of the stock option agreements. Officers, directors and consultants who are not also employees of the Company may only be granted Non-ISOs. The exercise price of an ISO will be equal to the fair market value of the underlying shares of stock as of the date of the grant. The exercise price of a Non-ISO will be determined by the Board at the time the option is granted. The exercise price may be paid in cash, certified or bank check or by promissory note on terms prescribed by the Board. Notwithstanding the foregoing, no option may be issued pursuant to the Option Plan with an exercise price less than either (i) the initial public offering price per share of Common Stock in this Offering or (ii) 85% of the fair market value per share on the date of grant.

           As of December 31, 1996, no options have been granted under the terms of the Plan.

(12)  INCOME TAXES

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 is presented below:

          Deferred tax assets:
             Accounts receivable, principally due to
                allowance for doubtful accounts                $   337,102
             Property and equipment, principally due to
                differences in depreciation                         12,141
             Deferred Rent                                          71,911
             Liabilities subject to compromise                   1,689,170
             Net operating loss carryforwards                    4,549,852
                                                               -----------
                        Total deferred tax assets                6,630,176

          Less valuation allowance                              (3,640,183)
                                                                ----------
                        Net deferred tax assets                  2,989,993

          Deferred tax liability:
             Intangible assets, principally due to impairment
                charge                                           2,989,993
                                                               -----------
                        Net deferred tax assets                $        --
                                                               ===========

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(12), CONTINUED

      The valuation allowance for deferred tax assets as of January 1, 1996 was $3,245,510. The change in the total valuation allowance for the year ended December 31, 1996 was $394,673. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $17,448,000. At December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $11,986,000 (the NOL carryforwards), which expire in varying amounts through 2011. Losses for income tax purposes for the year ended December 31, 1996 was approximately ($3,982,000). Based upon the Company's Chapter 11 filing and losses incurred to date, management believes that the value of the deferred tax asset is impaired and has fully reserved the deferred tax asset.

      In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, as it applies to the NOL carryforwards, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change") will place an annual limitation on the Company's ability to utilize its existing NOL carryforwards to offset United States Federal taxable income in future years. Generally, such limitation would be equal to the value of the Company as of the date of the Ownership Change multiplied by the Federal long-term tax exempt interest rate, as published by the Internal Revenue Service. The Company had significant changes in ownership in 1993 and 1995 that would cause the annual limitations as described above to apply. Further limitations on the NOL carryforward may occur if further ownership changes as contemplated in a plan of reorganization are confirmed by the Bankruptcy Court. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carryforwards.

(13)  COMMITMENTS AND CONTINGENCIES

      (A)  COMMITMENTS

           The Company leases certain office and restaurant facilities under noncancelable operating lease agreements. Certain leases contain contingent rental provisions based upon a percent of gross sales and or provide for scheduled rent escalations during the initial terms of such leases. Included in "deferred rent" in the accompanying consolidated balance sheet at December 31, 1996 are accruals related to such rent deferrals of approximately $189,000. For financial reporting purposes, such leases are accounted for on a straight-line basis. Future minimum annual lease commitments under these leases, excluding leases rejected by the Company pursuant to an order of the Bankruptcy Court effective November 14, 1996 (note 4), are as follows:

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(13), CONTINUED

      (A), CONTINUED

                         1997                     $   670,297
                         1998                         706,188
                         1999                         626,139
                         2000                         298,600
                         2001                         207,835
                         2002 and thereafter          789,012
                                                   ----------
                                                  $ 3,298,071
                                                  ===========

           Contingent rental payments on building leases are based upon the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. No contingent rentals expenses were incurred in 1996.

           Rent expense was $1,509,186 for 1996.

           The Company has a financing agreement with a financial institution which provides a $15,000,000 credit facility available to the Company's franchisees which meet both the Company's and the financial institution's credit requirements. In the event that a franchisee is in default under the Agreement, the Company is required, for a period of 90 days, to use its best efforts to either sell the restaurant or the equipment of the defaulted franchisee to a successor franchisee who agrees to assume the obligations of the defaulted franchisee. If a successor franchisee is not found within 90 days, the Company must pay all accrued interest then due by the defaulted franchisee and must continue to seek a successor franchisee for an additional 180 days. If at the end of such period a successor franchisee has not been located, the Company must either assume all of the defaulted franchisee's obligations under the Agreement or pay the unamortized principal balance owed by the defaulted franchisee plus certain other costs; however, the Company's liability for such a pay-off is limited to $1,500,000 or 30% of the total amount funded under the Agreement, whichever is greater. Pursuant to this agreement, the Company is obligated to the financial institution for the outstanding balances of two closed franchised locations, aggregating approximately $225,000. At December 31, 1996, such amount has been included in liabilities subject to compromise. In addition, the Company is contingently liable for the remaining balances of two franchise locations of approximately $187,000. As of December 31, 1996, approximately $14.6 million of this facility remained available.

           The Company entered into employment agreements effective June 1, 1995 with the President and Chief Executive Officer and the Chief
           Financial Officer which expire on May 31, 2000 and May 31, 1998, respectively. The employment agreements provide for aggregate annual base salaries of approximately $327,000, certain benefits and annual incentive bonuses based on a formula tied to the Company's performance.

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(13), CONTINUED

      (B)  CONTINGENCIES

           On June 30, 1995, an area developer of the Company's franchised restaurants, commenced an action against the Company alleging common law fraud and violations of the Franchise Sales Act of the State of New York regarding its area development agreement with the Company. The action sought damages of an unspecified amount not less than $50,000 and punitive damages of an unspecified amount. On September 12, 1996, a panel of the American Arbitration Association ruled in favor of the area developer, finding that the Company has violated the Franchise Sales Act of the State of New York and awarded the developer $1,375,888 in damages and $331,516 in attorney fees. A motion to confirm this award has been stayed as a result of the Company's bankruptcy filing. The amount of the award has been recorded as a liability subject to compromise (note 9) by the Company. The area developer and its principal have asserted additional claims aggregating approximately $10,500,000 in the Company's Chapter 11 case.

           The Company is a defendant in eight separate causes of action brought by a franchisee and its principals which allege that the Company misrepresented the demographics of the franchisee's franchise territory. The franchisee seeks $2,500,000 in damages and $1,000,000 in punitive damages under each cause of action.

           The Company is a defendant in litigation alleging infringement on the plaintiff's franchise area. The plaintiff seeks damages of $1,250,000 and an injunction prohibiting the Company from doing business within the exclusive franchise area allegedly granted to the franchisee. The Company intended on filing a motion to dismiss the complaint based upon the fact that a franchise agreement does not exist between the plaintiff and the Company and that any illicit transfer of the franchise rights to a party not approved by the Company constituted a termination of the franchisee's franchise. The motion to dismiss was not filed due to the Company's voluntary petition under Chapter 11 of the United States Bankruptcy Code.

           The Company has brought in action in New York against one of its Franchisees seeking approximately $77,000 in unpaid royalty and advertising fees. The franchisee counterclaimed and seeks $15,000,000 for the alleged breach of the franchise agreement.

           The Company is the defendant in an action brought by a franchisee which seeks damages of approximately $668,000 for the alleged breach of franchise agreement and violations of the Texas Consumer Protection Act. The franchisee was initially given the right to develop two restaurants in Texas. The franchisee opened only one restaurant which was closed within one year of opening. The compliant alleges that the Company is responsible for the restaurant's failure.

           On November 19, 1996, a secured creditor of the Company who was owed an approximate principal amount of $3,600,000 commenced an adversary proceeding in

                                                                     (Continued)

                             PUDGIE'S CHICKEN, INC.
                                AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION

                   Notes to Consolidated Financial Statements

(13), CONTINUED

      (B), CONTINUED

           the Bankruptcy Court which sought to determine the nature, extent and validity of the creditor's claims against the Company and sought injunctive relief requiring the Company to continue to escrow certain of its royalty fees. Subsequent to December 31, 1996 the proceeding was settled (notes 1 and 8).

           The Company is also a party to various other lawsuits and claims arising in the ordinary course of business.

           Management believes that the Company has valid and meritorious defenses against the claims described above. By virtue of the Chapter 11 petition (note 1), all of the above mentioned actions are pending confirmation of a reorganization plan to be filed by the Company. At present, the claims are being treated as unliquidated claims in that they have not yet been reduced to judgment by a court of competent jurisdiction and no agreement between the Company, as debtor, and the plaintiffs as creditors has been reached. It is anticipated that the plan of reorganization will take into account all of the forestalled claims and that each one of the claims will be resolved based upon a formula contained within the plan of reorganization. As a consequence, the amounts sought by the plaintiffs in their lawsuits are being treated as unliquidated amounts subject to readjustment pursuant to the plan of reorganization. Therefore, an estimate of the ultimate settlement of these claims cannot be made and no provision has been recorded for such amounts in the accompanying consolidated financial statements.

(14)  FOURTH QUARTER ADJUSTMENT

      During the fourth quarter of 1996, the Company recorded an impairment adjustment to intangible assets of approximately $8,098,000 due to the diminution of the carrying value of this asset. The Company also recorded additional accrued expenses of $765,700 in the fourth quarter of 1996.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Pudgie's Chicken, Inc.

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Pudgie's Chicken, Inc. and subsidiaries (the "Company") for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Jericho, New York
March 11, 1996

Pudgie's Chicken Inc.
and Subsidiaries

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                              For The
                                                             Year Ended
                                                          December 31, 1995

REVENUE
  Restaurant sales                                           $ 9,366,689
  Franchise and
   advertising royalties                                       1,289,025
  Franchise fees                                                 410,000
  Interest income and
   other revenue                                                 134,054
                                                             -----------
                                                              11,199,768
                                                             -----------

COSTS AND EXPENSES
  Restaurant cost of sales                                     3,730,273
  Restaurant operating expenses                                4,914,788
  Franchising costs                                              158,155
  General and administrative                                   3,680,481
  Research and development                                        20,000
  Advertising expenses                                         1,202,714
  Depreciation and amortization                                  886,536
  Interest expense                                               771,438
                                                             -----------

                                                              15,364,385
                                                             -----------

NET LOSS                                                    $ (4,164,617)
                                                             -----------

NET LOSS PER COMMON SHARE                                   $     (1.44)
                                                             -----------

SHARES USED IN COMPUTATION                                     2,892,182
                                                             -----------

The accompanying notes are an integral part of these consolidated statements.

Pudgie's Chicken, Inc.
and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                        For The Year Ended December 31, 1995

                                          Preferred Stock     Common Stock      Additional                                 Total
                                        Number Of          Number Of             Paid-in-     Deferred    Accumulated   Stockholders
                                         Shares    Amount   Shares     Amount    Capital    Compensation    Deficit        Equity

Balance at December 31, 1994             50,000    $  500  1,730,803  $17,308  $ 4,913,803    $     -     $(4,534,618)   $  396,993

Private Placement of Common Stock             -         -     98,383      984      494,832          -               -       495,816

Sale of Common Stock, net of issuance
costs of approximately $2.2 million           -         -  2,000,000   20,000    7,779,133          -               -     7,799,133

Issuance of Common Stock as fee for loan      -         -      8,199       82       40,913          -               -        40,995

Issuance of Common Stock in partial
satisfaction of promissory note and
for additional contingent
consideration for sale of Company             -         -    615,500    6,155    2,546,345          -               -     2,552,500

Sale of Common Stock Purchase Warrants        -         -          -        -      115,000          -               -       115,000

Deferred Compensation arising from
award of Restricted Common Stock
to employees                                  -         -     54,087      541      269,894    (270,435)             -             -

Amortization of deferred
compensation relating to
restricted stock                              -         -          -        -            -      45,073              -        45,073

Net loss                                      -         -          -        -            -           -     (4,164,617)   (4,164,617)
                                         ------     -----  ---------  -------  -----------   ----------   ------------  ------------
Balance at December 31, 1995             50,000     $ 500  4,506,972  $45,070  $16,159,920   $(225,362)   $(8,699,235)  $ 7,280,893
                                         ======     =====  =========  =======  ===========   ==========   ============  ============

The accompanying notes are an integral part of these consolidated statements.

Pudgie's Chicken, Inc.
and Subsidiaries

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------
                                                         For The Year Ended
                                                          December 31, 1995

Cash flows provided by (used in) operating activities
Net loss                                                     $(4,164,617)
  Adjustments to reconcile net income
  to net cash provided by operations
     Interest paid in stock                                      197,385
     Loan fee paid in stock                                       40,995
     Deferred compensation expense                                45,073
     Depreciation and amortization                               886,536
     Bad debt expense                                            268,811
     Changes in operating assets and liabilities
      (Increase) decrease in operating assets
        Franchise and advertising
         royalties receivable                                   (221,769)
        Inventories                                              (54,721)
        Other assets                                            (171,442)
     Increase (decrease) in operating liabilities
        Accounts payable and
         accrued expenses                                       (713,923)
        Deferred franchise fees                                 (530,000)
        Sales tax payable                                         31,088
        Other liabilities                                         93,145
                                                             -----------

     Net Cash Used In
      Operating Activities                                    (4,293,439)
                                                             -----------

Cash flows used in investing activities
  Purchase of property and equipment                            (516,532)
  Acquisition of stores                                       (1,102,068)
                                                             -----------

     Net Cash Used In
      Investing Activities                                    (1,618,600)
                                                             -----------

Cash flows provided by
  financing activities
   Additions to notes payable                                  1,436,312
   Repayment of borrowings                                    (3,276,642)
   Proceeds from issuance of
     Common and Preferred Stock, net of issuance costs         8,409,949
                                                             -----------
     Net Cash Provided By
      Financing Activities                                     6,569,619
                                                             -----------

     Net Increase (Decrease) In Cash                             657,580

     Cash At Beginning Of Year                                   165,860
                                                             -----------

     Cash At End Of Year                                     $   823,440
                                                             ===========

The accompanying notes are an integral part of these consolidated statements.

Pudgie's Chicken, Inc.
and Subsidiaries

Consolidated Statement of Cash Flows (continued)
--------------------------------------------------------------------------------

                                                                For The
                                                              Year Ended
                                                           December 31, 1995
Supplemental disclosures of
cash flow information:

Cash paid during the year for:
   Interest                                                  $   494,402
   Taxes                                                     $    22,452

Supplemental schedule of noncash activities:

In connection with the acquisition of six franchised restaurants during 1995, the Company forgave amounts due from franchisees totaling $46,632 in exchange for restaurant equipment, leasehold improvements and intangibles.

In August 1995, in connection with the completion of an initial public offering of its common stock, the Company repaid in full a promissory note to Pudgie's founder, the outstanding balance of which was then $4,669,000, through (i) payment of $1.5 million, (ii) issuance of 615,500 shares of Common Stock and
(iii) issuance of 10,000 shares of Redeemable Preferred Stock.

In April 1995, the Company issued 8,199 shares of Common Stock as a fee for a loan.

Pudgie's Chicken, Inc.
and Subsidiaries

Notes to Consolidated Statements
--------------------------------------------------------------------------------

  1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS
       Pudgie's Chicken, Inc. was incorporated in Delaware on January 28, 1993 (Pudgie's Chicken Inc. and Subsidiaries are herein defined as the "Company"). The Company operates and franchises food service restaurants. In exchange for franchise fees and royalties, the Company provides franchisees assistance with site approval, interior layout plans, training and operations advice. The Company also provides marketing and advertising support.

       OPERATION OF RESTAURANTS
       During 1995, the Company acquired the net assets of six franchised restaurants in exchange for cash of $878,000 and forgiveness of $46,632 due the Company. The excess of the aggregate purchase price over the fair value of net assets acquired of $648,546 was recorded as goodwill and is being amortized over 30 years. At December 31, 1995, there were 62 Pudgie's restaurants in operation, consisting of 26 Company-owned and 36 franchised restaurants in nine states.

       During 1995, the Company opened three Company-owned restaurants in locations previously operating as franchised restaurants.

       Revenues and expenses related to the operation of these restaurants from the dates of acquisition are included in food sales and restaurant operating costs, respectively.

       USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION
       The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

       BASIS OF PRESENTATION
       The consolidated  statements  include the accounts of the Company and its
       subsidiaries.   All  significant  intercompany   transactions  have  been
       eliminated in consolidation.

       INVENTORIES
       Inventories included in restaurant cost of sales are stated at the lower of cost (first-in, first-out) or market and consist of food and paper products.

Pudgie's Chicken, Inc.
and Subsidiaries

Notes to Consolidated Statements
--------------------------------------------------------------------------------

       REVENUE RECOGNITION
       Revenue from franchised restaurants is derived from the initial sale of franchises for a fee of $30,000 for an individual restaurant, from area development agreements for a predesignated number of restaurants to be opened within a designated span of time at negotiated contract prices and from royalty fees for franchising support and advertising at 5% and 3%, respectively, of retail product sales. Revenue from the sale of individual franchises is recognized at the time substantial performance of the obligations of the Company, as described in Note 2, has occurred. Revenue from area development agreements is recognized ratably as each restaurant is opened. Franchise and advertising royalties are recorded as earned and include approximately $146,000 in finance charges for 1995.

       Revenue from Company-owned restaurants is recognized in the period the related products are sold.

       DEPRECIATION AND AMORTIZATION
       Depreciation is provided on the straight line method over estimated useful lives of the assets as follows: furniture and fixtures, 5 years; restaurant equipment, 8 years; computer equipment and software, 4-5 years; and trucks, 7 years. Leasehold improvements are amortized over the lesser of the term of the lease or 5 years.

       INTANGIBLE ASSETS
       The costs incurred to develop and register the Company's trademarks have been capitalized and are being amortized on the straight line method over 40 years. Legal costs associated with incorporation of Pudgie's were capitalized and are being amortized over 10 years.

       Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 30 years using the straight line method. Periodically, the Company reviews the recoverability of goodwill based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill. Should the aggregate future cash flows be less than the carrying value, a write down would be required, measured by the difference between the undiscounted cash flows and the carrying value of goodwill. At December 31, 1995, no impairment of such assets was indicated.

       PREOPENING COSTS
       The Company expenses preopening costs as incurred.

       CONCENTRATION OF CREDIT RISK
       Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. Approximately 75% of the Company's franchised restaurants are in the same geographical area. Receivables from franchisees are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the geographic area. The Company provides reserves for potential credit losses for trade accounts receivable and discontinues recording revenue when amounts are deemed uncollectible based upon factors surrounding the credit risk of specific customers, historical

Pudgie's Chicken, Inc.
and Subsidiaries

Notes to Consolidated Statements
--------------------------------------------------------------------------------

       trends and other information. Such losses have historically been within management's expectations.

       NET LOSS PER COMMON SHARE
       Net loss per common share is determined on the basis of weighted average number of shares of Common Stock outstanding during the year. The weighted average number of shares outstanding during the year has been retroactively adjusted using the modified treasury stock method to reflect common stock that was issued within a one year period prior to the initial public offering at a price below the proposed initial public offering price.

       STOCK SPLIT
       The Company completed an initial public offering of common stock in August 1995. The Company was recapitalized to provide for a distribution of shares to effect the equivalent of a 16.39717 for one stock split of all common stock at a par value of $.01, which became effective on August 15, 1995. All share and per share data have been restated to reflect the stock split.

       ACCOUNTING PRONOUNCEMENTS
       In March 1995, the Financial Accounting Standard Board Issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS 121"). The Company will adopt SFAS 121 in 1996 and believes that such adoption will not have a material effect on the financial position or results of operations of the Company.

       In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company will adopt the disclosure method permitted by SFAS 123 in 1996.

  2.   DEFERRED FRANCHISE FEES

       At December 31, 1995, four area development agreements were signed; however, the restaurants had not opened for business. Franchise fee revenue related to franchise agreements is recognized when substantial performance of all obligations and services as outlined in the franchise agreements has occurred and ratably as restaurants are opened for area development agreements. The obligations and duties of the Company pursuant to the franchise agreement include: approval of a restaurant location; providing interior layout plans; providing training for the franchisee prior to the restaurant opening; approval of the opening of the restaurant for business; assisting in restaurant opening; and having representatives available for consultation. During 1995, two franchise restaurants were opened for business and seven restaurants were closed due to failure to comply with the provisions of the franchise agreement or failure to remit royalties. During 1995, two area developers forfeited their development rights and $350,000 of franchise fees previously paid to the Company were recognized as revenue.

Pudgie's Chicken, Inc.
and Subsidiaries

Notes to Consolidated Statements
--------------------------------------------------------------------------------

  3.   NOTES PAYABLE

       In August 1995, the Company renegotiated a Stockholder Note in the amount of $3,606,837 which bears interest at the prime rate plus 3.5%, calculated on the first day of each month. The note is due in February 1997. Interest expense related to this loan was approximately $467,000 for 1995.

4.     REDEEMABLE PREFERRED STOCK

       In August 1995, in connection with the initial public offering of its common stock, the Company issued 10,000 shares of Redeemable Preferred Stock in partial satisfaction of its promissory note to the founder. The Redeemable Preferred Stock ranks senior to all other preferred stock of the Company in priority of dividends, right of redemption and payment upon liquidation. The principal terms of the Redeemable Preferred Stock are as follows:

            LIQUIDATION PREFERENCE
            In the event of a liquidation of the Company, the holder of the Redeemable Preferred Stock is entitled to receive $106.90 per share, plus any dividends accrued and unpaid to date.

            REDEMPTION
            The Redeemable Preferred Stock is subject to redemption at any time at the option of the Board at a redemption price of $106.90 plus any declared, accrued and unpaid dividends.

            The Redeemable Preferred Stock is subject to mandatory redemption by the Company, at the redemption value plus cumulative unpaid declared dividends, to the extent of the net proceeds of any sale of Common Stock by the Company (after any required application of such proceeds to the payment of outstanding indebtedness of the Company for borrowed money).

            DIVIDENDS
            Dividends are payable when declared by the Company and then accrue on the Redeemable Preferred Stock at an annual rate equal to 150 basis points in excess of the rate on three year U.S. Treasury obligations on the date of issuance.

  5.   STOCKHOLDERS' EQUITY

       AUTHORIZATIONS OF COMMON AND PREFERRED STOCK
       In May 1995, the Board of Directors and Stockholders authorized amendments to the Certificate of Incorporation which provided for an increase in the number of authorized shares of Common Stock from 125,000 to 10,000,000 and Preferred Stock from 50,000 to 250,000 including 10,000 shares of Redeemable Preferred Stock. The Board of Directors also authorized Warrants to purchase up to 1,350,000 shares of Common Stock.

Pudgie's Chicken, Inc.
and Subsidiaries

Notes to Consolidated Statements
--------------------------------------------------------------------------------

       INITIAL PUBLIC OFFERING
       In August 1995, the Company completed an initial public offering ("IPO") of 2,000,000 shares of Common Stock and 1,150,000 Common Stock Purchase Warrants for a total purchase price of $10,115,000. Costs related to the IPO were approximately $2,200,000, which have been accounted for as a reduction of the related proceeds.

       SALE OF COMMON AND PREFERRED STOCK
       In January 1995, the Company raised approximately $500,000 of capital through a private sale of 98,383 shares of Common Stock. The holders of the stock received 111,522 warrants to purchase the Company's Common Stock at an exercise price of $5.50.

       ISSUANCE OF COMMON STOCK
       In April 1995, the Company issued 8,199 shares of Common Stock as a fee for a loan. The fair value of the stock of $40,995 was accounted for as a general and administrative expense during 1995.

       In August 1995, in connection with the IPO, the Company issued 525,000 and 90,500 shares of Common Stock to the Company's former owner as partial satisfaction of a promissory note and as additional contingent consideration, respectively.

       PREFERRED STOCK
       The principal terms of the Preferred Stock are as follows:

            LIQUIDATION PREFERENCE
            In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive a $100 per share liquidation preference.

            REDEMPTION
            The Preferred Stock has no mandatory redemption but can be redeemed by the Company at any time at a redemption price of $100 plus accrued dividends.

            DIVIDENDS
            The holders of the Preferred Stock are entitled to receive dividends only after the outstanding Stockholders Notes are first satisfied in full and the Redeemable Preferred Stock is fully redeemed with dividends accrued thereon.

       COMMON STOCK PURCHASE WARRANTS
       In August 1995, the Company sold 1,150,000 Common Stock Purchase Warrants. Each of the Warrants entitles the registered holder to purchase one share of Common Stock at a price of $5.50 per share at any time during the period September 6, 1996 through August 9, 2000. The Warrants are subject to redemption by the Company at a redemption price of $.10 per Warrant commencing October 9, 1996 upon 30 days prior written notice to the Warrant holders, provided the average closing bid quotation of the Common Stock as

Pudgie's Chicken, Inc.
and Subsidiaries

Notes to Consolidated Statements
--------------------------------------------------------------------------------

       reported on the Nasdaq Stock Market has been at least 150% of the then current exercise price of the Warrants (initially $8.25 per share) for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption.

       In August 1995, the Company issued 50,000 Common Stock Purchase Warrants to a Stockholder as consideration for the renegotiation of a loan. They are exercisable at $6.00.

       RESTRICTED STOCK
       In May 1995, the Board of Directors approved the adoption of a Restricted Stock Plan pursuant to which a maximum of 72,115 shares of common stock may be awarded to officers the Company. In May 1995, these shares were awarded to four executive officers of the Company. The shares awarded to one such officer have been forfeited and, as a result, 18,028 shares remain available for award under the Restricted Stock Plan. In connection with these awards, the Company recorded approximately $270,000 of deferred compensation expense which approximated fair value of these shares and which is being amortized over the vesting period of four years.

       In May 1995, the Board of Directors and Stockholders approved the adoption of a stock option plan which permits the issuance of up to 250,000 shares of Common Stock to employees, officers, directors and consultants of the Company. No options have been granted.

  6.   INCOME TAXES

       At December 31, 1995, the Company had net operating loss carry forwards for tax purposes of approximately $8,000,000 which expire in 2008 and 2009.

       The Company had significant changes in its ownership during 1995 and 1993, which resulted in a statutory annual limitation on utilization of net operating loss carryforwards pursuant to the change in ownership rules enacted under the Tax Reform Act of 1986. Any additional changes in ownership may result in further limitations of the loss carryforwards.

7.     COMMITMENTS AND CONTINGENCIES

       The Company is obligated under operating leases for office and restaurant space. At December 31, 1995, the Company had minimum annual lease obligations under these leases as follows:

            1996                             $1,208,437
            1997                              1,214,105
            1998                              1,240,640
            1999                              1,200,563
            2000 and thereafter               3,369,048
                                             ----------
                                             $8,232,793
                                             ==========

Pudgie's Chicken, Inc.
and Subsidiaries

Notes to Consolidated Statements
--------------------------------------------------------------------------------

       Rent expense was $1,057,620 for 1995.

       On June 30, 1995, an area developer of the Company's franchised restaurants commenced an action against the Company alleging common law fraud and alleging violations of the Franchise Sales Act of the State of New York regarding its area development agreement with the Company. The Company has interposed federal counterclaims against the developer for its fraudulent misrepresentations which induced the Company to enter into development agreements. The Company also instituted a separate federal action in August 1995 for wrongful conduct of the developer's company. The Company believes that is has meritorious defenses to the action which has been stayed pending arbitration and expects to succeed on its claim for fraudulent inducement to contract. Although a range of possible loss cannot be reasonably estimated at this time, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

       The Company is subject to various other legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, which may arise as the result of these proceedings will not materially affect the Company's financial position or results of operations.

       The Company entered into employment agreements effective June 1, 1995 with the President and Chief Executive Officer and the Chief Financial Officer which expire on May 31, 2000 and May 31, 1998, respectively. The employment agreements provide for a base salary, certain benefits and an annual bonus under specific conditions.


                               STATEMENT OF DIFFERENCES
          The registered trademark symbol shall be expressed by...."r"

                                  EXHIBIT INDEX

Exhibit Number        Description                                     Page
--------------        -----------                                     ----
27                    Financial Data Schedule                          66
                                                                      ----