Form 10QSB
period 1997-03-31
PUDGIES CHICKEN INC
filed 1997-05-15
CIK 946395

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from------------------------ to ----------------------

Commission file number 1-13840

                             PUDGIE'S CHICKEN, INC.
       (Exact name of small business issuer as specified in its charter)


                  Delaware                                       31-1369735
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
         or organization)

       333 Earle Ovington Boulevard,                                 11553
       Suite 604, Uniondale, New York                              (zip code)
   (Address of principal executive offices)

                                 (516) 222-8833
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

(Not applicable because a plan has not yet been confirmed by the court.)

As of May 14, 1997, the registrant had 4,488,385 shares of its Common Stock, $.01 par value, issued and outstanding.

                                  Page 1 of 15

                         The Exhibit Index is on Page 14

                     PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES

                             (DEBTORS-IN-POSSESSION)

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996..................................................     3

          Consolidated Statements of Income for the three months ended
          March 31, 1997 and March 31, 1996......................................     4

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1997 and March 31, 1996................................     5

          Notes to Consolidated Financial Statements.............................   6-9

Item 2 -  Management's Discussion and Analysis or Plan of Operation.............. 10-11

PART II.  OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K.......................................    12

Signature Page...................................................................    13

Exhibit Index....................................................................    14

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Debtors-in-Possession
Consolidated Balance Sheets



                                                                                      December 31,        March 31,
                                                                                         1996               1997
                                                                                                         (unaudited)
Assets

Current assets
Cash                                                                                      $272,180          $167,190
Restricted cash                                                                             62,365            61,550
Franchise and advertising royalties receivable, net                                        129,908           170,150
Inventory                                                                                   97,060            81,690
                                                                                      -------------      ------------
       Total current assets                                                                561,513           480,580

Property and equipment, net                                                              1,663,706         1,500,050
Other assets                                                                               164,175           163,170
                                                                                      -------------      ------------
       Total assets                                                                     $2,389,394        $2,143,800
                                                                                      =============      ============
Liabilities and Stockholders' Deficit

Liabilities not subject to compromise
Accounts payable and accrued expenses                                                      536,106          $663,387
Note payable                                                                                  --             250,000
Deferred franchise fees                                                                    297,500           297,500
Accrued Chapter 11 fees                                                                    344,971           533,044
Deferred rent                                                                              189,440           189,160
                                                                                      -------------      ------------
       Total current liabilities                                                         1,368,017         1,933,091

Liabilities subject to compromise                                                        8,056,704         8,056,704
                                                                                      -------------      ------------
       Total liabilities                                                                 9,424,721         9,989,795
                                                                                      -------------      ------------
Redeemable Preferred Stock; $.01 par value;
   10,000 shares authorized, issued and outstanding
   (redemption and liquidation value of $1,069,000)                                      1,069,000         1,069,000

Redeemable  Convertible  Preferred  Stock,  Series A $.01 par value;
  550 shares  authorized, 200 shares issued and outstanding
   (redemption value of $2,520,000)                                                      1,978,770         1,978,770

Stockholders' equity:
   Preferred  stock,  250,000  shares   authorized(including  10,000  shares  of
      Redeemable Preferred Stock): $4 Cumulative Preferred Stock $.01 par value,
      50,000 shares issued and outstanding
      (liquidation value $500,000)                                                             500               500
   Common stock, $.01 par value, 10,000,000 shares authorized;
      4,488,385 shares issued and outstanding                                               44,884            44,884
   Additional paid-in capital                                                           15,781,541        15,781,541
   Accumulated deficit                                                                 (25,856,492)      (26,672,795)
   Deferred compensation                                                                   (53,530)          (47,895)
       Total stockholders' deficit                                                     (10,083,097)      (10,893,765)
                                                                                      -------------      ------------
     Total liabilities and stockholders' deficit                                        $2,389,394        $2,143,800
                                                                                      =============      ============



        The accompanying notes are an integral part of these consolidated financial statements.

                                       (3)

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Debtors-in-Possession
Consolidated Statements of Operations




                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                              (unaudited)
                                                           1996             1997
Revenue
Restaurant sales                                         $2,442,561       $1,509,095
Franchise and advertising royalties                         241,316          205,884
Interest income and other revenue                            22,532           18,969
                                                       -------------     ------------
                                                          2,706,409        1,733,948
Expenses

Restaurant cost of sales                                    961,663          588,649
Restaurant operating expenses                             1,468,109          813,320
Franchising costs                                            30,030           25,067
General and administrative                                  901,377          710,286
Advertising expenses                                        206,462           42,099
Depreciation and amortization                               253,097          112,552
Interest expense                                            106,036            2,506
                                                       -------------     ------------
                                                          3,926,774        2,294,479
                                                       -------------     ------------
Loss before reorganization items                         (1,220,365)        (560,531)
                                                       -------------     ------------
Reorganization items

Loss on closing of restaurants                              --                56,388
Professional fees                                           --               199,384

Net loss                                                ($1,220,365)       ($816,303)
                                                       ==============     ============
Loss per share                                               ($0.28)          ($0.18)
                                                       ==============     ============
Weighted average number of common shares outstanding      4,416,836        4,488,385
                                                       ==============     ============



        The accompanying notes are an integral part of these consolidated financial statements.

                                       (4)

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Debtors-in-Possession
Consolidated Statements of Cash Flows



                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                              (unaudited)
                                                           1996             1997
Cash flows provided by (used in) operating activities

Net loss                                                ($1,220,365)       ($816,303)
Adjustments to reconcile net income
to net cash provided by operations

Depreciation and amortization                               253,097          112,552
Provision for bad debt                                        9,160           30,376
Loss on closure of restaurants                                                56,388
Deferred compensation expense                                (5,633)           5,635

Changes in operating assets and liabilities
(Increase) decrease in operating assets
   Franchise and advertising royalties receivable           (86,575)         (75,902)
   Inventories                                                7,180           15,370
   Other assets                                             (68,945)           1,005

Increase (decrease) in operating liabilities
   Accounts payable and accrued expenses                    511,391          315,074
   Deferred franchise fees                                  (65,000)              --
   Other liabilities                                        (41,893)              --
                                                       -------------     ------------
Net cash used in operating activities                      (707,583)        (355,805)
                                                       -------------     ------------
Cash flows used in investing activities
Purchase of property and equipment                          (28,117)              --
                                                       -------------     ------------
Net cash  (used in) investing activities                    (28,117)              --
                                                       -------------     ------------
Cash flows provided by financing activities

Additions to notes payable                                      --           250,000
Net decrease in restricted cash                                 --               815
                                                       -------------     ------------
Net cash provided by financing activities                       --           250,815
                                                       -------------     ------------
Net decrease in cash                                       (735,700)        (104,990)

Cash at beginning of period                                 823,440          272,180

Cash at end of period                                       $87,740         $167,190
                                                       ============      =============

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

        The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations of Pudgie's Chicken, Inc. and its subsidiaries (the "Company") for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

        For financial reporting purposes, the Company has applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7) in the accompanying consolidated financial statements.

        Pudgie's Chicken, Inc. and all of its subsidiaries (the "Company") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on various dates from September 18, 1996 through October 10, 1996. On October 15, 1996, the individual petitions of the Company were administratively consolidated by the Bankruptcy Court. The Company is currently operating its business as debtors-in-possession, subject to the approval of the Bankruptcy Court for certain proposed actions. Additionally, certain creditor and equity committees have been formed which have the right to review and object to non-ordinary course business transactions and are expected to participate in the formulation and approval of any plan or plans of reorganization. The Company's exclusivity period for filing a plan of reorganization expired on April 27, 1997. The Company is currently working on putting together a plan of reorganization.

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

        The Company's ability to continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable the Company to emerge from bankruptcy proceedings, obtain additional capital or other financing to fund distributions under the plan of reorganization and to provide working capital. There is no assurance that such reorganization or financing will occur. These factors, among others, indicate that there is substantial doubt that the Company can continue as a going concern.

        The accompanying financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-KSB.

2.      POST-PETITION FINANCING

        On March 13, 1997, the Bankruptcy Court entered an order authorizing the Company to obtain debtor-in-possession financing up to a maximum of $250,000 pursuant to a loan and security agreement dated February 28, 1997 and granted the lender a secured claim for loans made up to a maximum of $250,000. The facility bears interest at 16% payable monthly and is due the earlier of (i) February 1, 1998, (ii) dismissal of the Chapter 11 case or (iii) at conversion of the Chapter 11 case to a proceeding under Chapter 7 of the Bankruptcy Code. The Company has borrowed $250,000 under this facility of which approximately $189,000 has been utilized and approximately $61,000 is being held in the Company's attorney's escrow account.

        In the event of confirmation of a plan of reorganization, the lender shall receive additional compensation in the form of such number of warrants to purchase common stock of the Company ("Warrants") with an estimated fair value of $100,000. The Warrants shall (1) be issued pursuant to a plan of reorganization, (2) be delivered to Lender within 60 days after confirmation of a plan of reorganization, (3) be exercisable during a period of seven years, commencing six months after the date of confirmation of a plan of reorganization and (4) have an exercise price equal to 115% of fair market value, as defined.

3.      CONTINGENCIES

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

        On April 18, 1997, the Federal District Court denied a motion to vacate the arbitration award. The Company intends to appeal the decision to the United States Court of Appeals for the Fourth Circuit.

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

        The Company is the defendant in an action brought by a franchisee which seeks damages of approximately $668,000 for the alleged breach of franchise agreement and violations of the Texas Consumer Protection Act. The franchisee was initially given the right to develop two restaurants in Texas. The franchisee opened only one restaurant which was closed within one year after opening. The complaint alleges that the Company is responsible for the restaurant's failure. The Bankruptcy Court has lifted the automatic stay so that the case can proceed for the purpose of arriving at a liquidation amount in damages.

        Management believes that the Company has valid and meritorious defenses against the claims described above. By virtue of the Chapter 11 petition (note
1), all of the above mentioned actions are pending confirmation of a reorganization plan to be filed by the Company. At present, the claims are being treated as unliquidated claims in that they have not yet been reduced to judgment by a court of competent jurisdiction and no agreement between the Company, as debtor, and the plaintiffs as creditors has been reached. It is anticipated that the plan of reorganization will take into account all of the forestalled claims and that each one of the claims will be resolved based upon a formula contained within the plan of reorganization. As a consequence, the amounts  sought  by the  plaintiffs  in their  lawsuits  are  being  treated  as unliquidated amounts subject to readjustments pursuant to the plan of reorganization. Therefore, an estimate of the ultimate settlement of these claims cannot be made and no provision has been recorded for such amounts in the accompanying consolidated financial statements.

        There are 243 claims scheduled and/or filed in the Company's bankruptcy case. The face amount of the claims are $163,023,600. Many of these claims are contingent, duplicate and/or disputed. Company management believes that the claimed amounts are grossly overstated. The final determination of the allowed claims is expected to invoke litigation of which the outcome is uncertain. The Company's estimates of the allowed claims are presented in the financial statements and are subject to change based upon the outcome of the Chapter 11 proceedings. Based on the review of the claims, the Company estimates that the actual dollar amount of claims that will be allowed is approximately $7.4 million.

        The maximum liability on all claims is subject to resolution under the federal bankruptcy laws.

                     PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 1997  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
1996

        Total revenue was approximately $1.7 million for the three months ended March 31, 1997, a decrease of approximately $972,000 or 36%, from revenue of approximately $2.7 million for the three months ended March 31, 1996. This decrease was primarily due to the decrease in the number of Company-owned restaurants from 26 at March 31, 1996 to 17 at March 31, 1997.

        System-wide sales at all Company-owned and franchised restaurants were approximately $4.0 million for the three months ended March 31, 1997 and approximately $5.3 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the three months ended March 31, 1997 was the primary cause of the decrease in sales.

        Revenue from sales at Company-owned restaurants was approximately $1.5 million for the three months ended March 31, 1997, a decrease of approximately $933,000 or 38%, from sales at Company-owned restaurants of approximately $2.4 million for the three months ended March 31, 1996. This decrease was primarily due to the decrease in the number of Company-owned restaurants operating during the three months ended March 31, 1997 as compared to the prior year period. Franchise royalty and advertising fees earned from franchisees were approximately $206,000 for the three months ended March 31, 1997, a decrease of approximately $35,000 or 15%, from approximately $241,000 for the comparable prior year period. The decrease resulted from the lower number of franchised restaurants in operation during the three months ended March 31, 1997, from 36 open at March 31, 1996, as compared to 30 open at March 31, 1997.

        With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $1.4 million for the three months ended March 31, 1997, a decrease of approximately $1.0 million or 42%, from approximately $2.4 million for the three months ended March 31, 1996. This decrease was due primarily to the closing of 12 unprofitable Company-owned restaurants in 1996 and one unprofitable Company-owned restaurant in January 1997. General and administrative expenses were approximately $710,000 for the three months ended March 31, 1997, a decrease of approximately $191,000 or 21%, from approximately $901,000 for the comparable period in 1996, primarily due to the reduction in corporate overhead expenses due to the Company reducing and carefully monitoring spending.

        Advertising expenses decreased approximately $164,000, or 80%, to approximately $42,000 for the three months ended March 31, 1997 from approximately $206,000 for the comparable prior year period. This was due to the reduction of spending under the cash constraints of the Chapter 11 Cases.

        Depreciation and amortization was approximately $113,000 for the three months ended March 31, 1997, a decrease of approximately $141,000, or 56%, from approximately $253,000 for the three months ended March 31, 1996. The decrease is attributable to the closing of 12 Company-owned restaurants during 1996 and the writing off of the net value of the related assets and the write down of long lived assets in 1996.

        Interest expense was approximately $2,500 for the three months ended March 31, 1997, a decrease of approximately $104,000, or 98%, from approximately $106,000 for the comparable period in 1996. This decrease resulted from the Company stopping interest accruals on an outstanding promissory note of $3.6 million as of the filing of the Chapter 11 Cases. This promissory note is included in liabilities subject to compromise.

        As a result of the Company's filing of the Chapter 11 Cases, one Company-owned unprofitable restaurant was closed resulting in approximately $56,000 of expenses. This restaurant was closed to further reduce cash outflow and operating expenses. The reorganization professional fees of approximately $199,000 for the three months ended March 31, 1997 were incurred in connection with the Company's Chapter 11 Cases and related U.S. Trustee fees.

        The Company incurred a net loss of approximately $816,000 during the three months ended March 31, 1996, a decrease of approximately $404,000, or 33%, from the net loss of approximately $1.2 million in the comparable 1996 period. The decrease in the loss was attributable principally to decreased restaurant operating expenses, as a result of the closing of unprofitable stores during 1996, the decrease in corporate overhead expenses, offset by approximately $199,000 in bankruptcy related professional fees.

        No provision for income taxes was required in either the three months ended March 31, 1997 or 1996 because of the net losses incurred by the Company for federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital requirements are for restaurant operations and franchise development. As of March 31, 1997 the Company had a working capital deficit of $1,452,511 as compared to a working capital deficit of $1,021,956 at March 31, 1996.

        Cash used in operating activities of $355,805 for the three months ended March 31, 1997 is primarily the result of the funding of the Company's operating loss for the three months ended March 31, 1997.

        Cash  provided by financing  activities of $250,815 for the three months
ended   March  31,  1997  was   primarily   due  to   proceeds   received   from
debtor-in-possession financing.

        Due to the Company's filing of the Chapter 11 Cases and pending the filing of the Company's plan of reorganization, the Company is currently unable to predict its needs for liquidity and capital resources.

                                     PART II

                                OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        27.    Financial Data Schedule

        (b) No reports on Form 8-K were filed the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PUDGIE'S CHICKEN, INC.


May 14, 1997                                /s/ Steven Wasserman
------------                                ---------------------------------
Date                                        Steven Wasserman
                                            President/Chief Executive Officer



May 14, 1997                                /s/ Helen Papa
------------                                ----------------------------------
Date                                        Helen Papa
                                            Vice President/Chief Financial
                                             Officer/Secretary
                                             (and principal accounting officer)

                                  EXHIBIT INDEX

Exhibit Number                                                   Page Number
--------------                                                   -----------

27               Financial Data Schedule                                 15