Form 10QSB
period 1997-06-30
PUDGIES CHICKEN INC
filed 1997-08-14
CIK 946395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1997
OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------


Commission file number  1-13840
                       ---------------------------------------------------------

                             PUDGIE'S CHICKEN, INC.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


Delaware                                               31-1369735
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


333 Earle Ovington Boulevard, Suite 604, Uniondale, New York        11553
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

As of August 13, 1997, the registrant had 4,488,385 shares of its Common Stock, $.01 par value, issued and outstanding.

                                  Page 1 of 16
                         The Exhibit Index is on Page 15

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

               Consolidated Balance Sheets as of June 30, 1997
               and December 31, 1996.............................................................3

               Consolidated Statements of Income for the three and the six months ended
               June 30, 1997 and June 30, 1996...................................................4

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 1997 and June 30, 1996.............................................5

               Notes to Consolidated Financial Statements........................................6

Item 2 -       Management's Discussion and Analysis or Plan of Operation........................10


PART II.       OTHER INFORMATION

Item 6 -       Exhibits and Reports on Form 8-K.................................................14

Signature Page .................................................................................15

Exhibit Index...................................................................................16

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Debtors-in-Possession
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                December 31,               June 30,
                                                                                  1996                      1997
Assets                                                                                                 (unaudited)
Current assets
Cash                                                                           $    272,180           $    152,060
Restricted cash                                                                      62,365                   --
Franchise and advertising royalties receivable,net                                  129,908                140,410
Inventory                                                                            97,060                 68,200
                                                                               ------------           ------------
                         Total current assets                                       561,513                360,670

Property and equipment, net                                                       1,663,706              1,388,860
Other assets                                                                        164,175                171,239
                                                                               ------------           ------------
                         Total assets                                          $  2,389,394           $  1,920,769
                                                                               ============           ============


Liabilities and Stockholders' Deficit

Liabilities not subject to compromise
Accounts payable and accrued expenses                                               536,106           $    844,006
Note payable                                                                           --                  250,000
Deferred franchise fees                                                             297,500                282,500
Accrued Chapter 11 fees                                                             344,971                683,044
Deferred rent                                                                       189,440                177,160
                                                                               ------------           ------------
                         Total current liabilities                                1,368,017              2,236,710

Liabilities subject to compromise                                                 8,056,704              8,056,704
                                                                               ------------           ------------

                         Total liabilities                                        9,424,721             10,293,414
                                                                               ------------           ------------

Redeemable Preferred Stock; $.01 par value;
   10,000 shares authorized, issued and outstanding
   (redemption and liquidation value of $1,069,000)                               1,069,000              1,069,000

Redeemable Convertible Preferred Stock, Series A $.01 par value;
   550 shares authorized, 200 shares issued and outstanding
   (redemption value of $2,520,000)                                               1,978,770              1,978,770


Stockholders' equity:
   Preferred stock, 250,000 shares authorized (including
      10,000 shares of Redeemable Preferred Stock): $4 Cumulative
      Preferred Stock $.01 par value, 50,000 shares issued and outstanding
      (liquidation value $500,000)                                                      500                    500
   Common stock, $.01 par value, 10,000,000 shares authorized;
      4,488,385 shares issued and outstanding                                        44,884                 44,884
   Additional paid-in capital                                                    15,781,541             15,781,541
   Accumulated deficit                                                          (25,856,492)           (27,203,191)
   Deferred compensation                                                            (53,530)               (44,149)
                                                                               ------------           ------------
                       Total stockholders' deficit                              (10,083,097)           (11,420,415)




                                                                               ------------           ------------
        Total liabilities and stockholders' deficit                            $  2,389,394           $  1,920,769
                                                                               ============           ============



  The accompanying notes are an integral part of these consolidated financial statements.

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Debtors-in-Possession
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                  Three Months Ended                        Six Months Ended
                                                                       June 30,                                 June 30,
                                                                       (unaudited)                             (unaudited)
                                                                 1996                  1997             1996                 1997
Revenue

Restaurant sales                                             $ 2,740,589         $ 1,601,036         $ 5,183,150        $ 3,110,131
Franchise and advertising royalties                              242,482             209,584             483,798            415,468
Franchise fees                                                   255,000              15,000             255,000             15,000
Interest income and other revenue                                 20,597              22,000              43,129             40,969

                                                             -----------         -----------         -----------        -----------
                                                               3,258,668           1,847,620           5,965,077          3,581,568
                                                             -----------         -----------         -----------        -----------


Costs and Expenses

Restaurant cost of sales                                       1,027,387             624,293           1,989,049          1,212,942
Restaurant operating expenses                                  1,365,525             778,369           2,833,634          1,591,689
Franchising costs                                                 31,123              20,377              61,153             45,444
General and administrative                                     1,076,133             637,150           1,977,510          1,347,436
Advertising expenses                                             241,191              33,643             447,653             75,742
Depreciation and amortization                                    231,582             110,534             484,679            223,086
Interest expense                                                 105,661               9,972             211,697             12,478
                                                             -----------         -----------         -----------        -----------
                                                               4,078,602           2,214,338           8,005,375          4,508,817
                                                             -----------         -----------         -----------        -----------

Loss before reorganization items                                (819,934)           (366,718)         (2,040,298)          (927,249)
                                                             -----------         -----------         -----------        -----------
Reorganization items

Loss on closing of restaurants                                        --                 --                  --             56,388
Professional fees                                                     --            163,678                  --            363,062

Net loss                                                       ($819,934)         ($530,396)         ($2,040,298)       ($1,346,699)
                                                             ===========         ===========         ===========        ===========


Net loss per common share                                         ($0.18)            ($0.12)              ($0.46)            ($0.30)
                                                             ===========         ===========         ===========        ===========


Weighted average number of common shares outstanding           4,475,421           4,488,385           4,475,421          4,488,385
                                                             ===========         ===========         ===========        ===========










   The accompanying notes are an integral part of these consolidated financial statements.

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
Debtors-in-Possession
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                         Six Months
                                                                           Ended
                                                                          June 30,
                                                                        (unaudited)
                                                           1996                        1997
Cash flows used in operating activities

Net loss                                               ($2,040,298)                 ($1,346,699)

Adjustments to reconcile net income
to net cash provided by operations

Depreciation and amortization                              484,679                      223,086
Provision for bad debt                                      53,288                       87,376
Loss on closure of restaurant                                 --                         56,388
Deferred compensation expense                                2,818                        9,381

Changes in operating assets and liabilities
(Increase)decrease in operating assets
   Franchise and advertising royalties receivable          (55,384)                    (102,506)
   Inventories                                               8,150                       28,860
   Other assets                                            (16,795)                      (7,064)

Increase(decrease)in operating liabilities
   Accounts payable and accrued expenses                   232,537                      633,693
   Deferred franchise fees                                (200,000)                     (15,000)
   Other liabilities                                       (27,409)                        --
                                                       -----------                  -----------

Net cash used in operating activities                   (1,558,414)                    (432,485)
                                                       -----------                  -----------


Cash flows used in investing activities
Purchase of property and equipment                        (316,915)                        --
Acquisition of stores                                     (181,634)                        --
                                                       -----------                  -----------

Net cash used in investing activities                     (498,549)                        --
                                                       -----------                  -----------


Cash flows provided by financing activities

Additions to notes payable                                 211,697                      250,000
Repayments of borrowings                                  (178,396)                        --
Proceeds from issuance of Preferred Stock,
    net of issuance costs                                1,665,922                         --
Net decrease in restricted cash                               --                         62,365
                                                       -----------                  -----------

Net cash provided by financing activities                1,699,223                      312,365
                                                       -----------                  -----------


Net decrease in cash                                      (357,740)                    (120,120)

Cash at beginning of period                                823,440                      272,180

Cash at end of period                                     $465,700                     $152,060
                                                       ===========                  ===========





 The accompanying notes are an integral part of these consolidated financial statements.

                     PUDGIE'S CHICKEN INC. AND SUBSIDIARIES
                     ---------------------------------------
                             (DEBTORS-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

        Pudgie's Chicken, Inc. and all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on various dates from September 18, 1996 through October 10, 1996. On October 15, 1996, the individual petitions of the Company were administratively consolidated by the Bankruptcy Court. The Company is currently operating its business as debtors-in-possession, subject to the approval of the Bankruptcy Court for certain proposed actions. Additionally, certain creditor and equity committees have been formed which have the right to review and object to non-ordinary course business transactions and are expected to participate in the formulation and approval of any plan or plans of reorganization. The Company's exclusivity period for filing a plan of reorganization expired on April 27, 1997. The Company is currently attempting to formulate and obtain financing for a confirmable plan of reorganization.

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

2.      POST-PETITION FINANCING

        On March 13, 1997, the Bankruptcy Court entered an order authorizing the Company to obtain debtor-in-possession financing up to a maximum of $250,000 pursuant to a loan and security agreement dated February 28, 1997 and granted the lender a secured claim for loans made up to a maximum of $250,000. The facility bears interest at 16% payable monthly and is due the earlier of (i) February 1, 1998, (ii) upon dismissal of the Chapter 11 case or (iii) at conversion of the Chapter 11 case to a proceeding under Chapter 7 of the Bankruptcy Code. The Company has borrowed $250,000 under this facility.

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

        On April 18, 1997, the Federal District Court denied a motion to vacate the arbitration award. The Company has appealed the decision to the United States Court of Appeals for the Fourth Circuit.

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

        Management believes that the Company has valid and meritorious defenses against the claims described above. By virtue of the Chapter 11 petition
(note 1), all of the above mentioned actions are stayed pending confirmation of a reorganization plan to be filed by the Company. At present, the claims are being treated as unliquidated claims in that they have not yet been reduced to judgment by a court of competent jurisdiction and no agreement between the Company, as debtor, and the plaintiffs as creditors has been reached. It is anticipated that the plan of reorganization will take into account all of the forestalled claims and that each one of the claims will be resolved based upon a formula contained within the plan of reorganization. As a consequence, the amounts sought by the plaintiffs in their lawsuits are being treated as unliquidated amounts subject to readjustments pursuant to the plan of reorganization. Therefore, an estimate of the ultimate settlement of these claims cannot be made and no provision has been recorded for such amounts in the accompanying consolidated financial statements.

        There are 243 claims scheduled and/or filed in the Company's bankruptcy case. The face amount of the claims are $163,023,600. Many of these claims are contingent, duplicates and/or disputed. Company management believes that the claimed amounts are grossly overstated. The final determination of the allowed claims is expected to invoke litigation of which the outcome is uncertain. The Company's estimates of the allowed claims are presented in the financial statements and are subject to change based upon the outcome of the Chapter 11 proceedings. Based on the review of the claims, the Company estimates that the actual dollar amount of claims that will be allowed is approximately $7.4 million.

        The maximum liability on all claims is subject to resolution under the federal bankruptcy laws.

                     PUDGIE'S CHICKEN INC. AND SUBSIDIARIES
                     --------------------------------------
                             (DEBTORS-IN-POSSESSION)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
----------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996
--------------------------------------------------------------------------------

        Total revenue was approximately $1.8 million for the three months ended June 30, 1997, a decrease of approximately $1.4 million or 43%, from revenue of approximately $3.3 million for the three months ended June 30, 1996. This decrease was primarily due to the decrease in the number of Company-owned restaurants from 30 at June 30, 1996 to 17 at June 30, 1997.

        System-wide sales at all Company-owned and franchised restaurants were approximately $4.1 million for the three months ended June 30, 1997 and approximately $5.7 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the three months ended June 30, 1997 was the primary cause of the decrease in sales.

        Revenue from sales at Company-owned restaurants was approximately $1.6 million for the three months ended June 30, 1997, a decrease of approximately $1.1 million or 42%, from sales at Company-owned restaurants of approximately $2.7 million for the three months ended June 30, 1996. This decrease was primarily due to the decrease in the number of Company-owned restaurants operating during the three months ended June 30, 1997 as compared to the prior year period. Franchise royalty and advertising fees earned from franchisees were approximately $210,000 for the three months ended June 30, 1997, a decrease of approximately $32,000 or 14%, from approximately $242,000 for the comparable prior year period. The decrease resulted from the lower number of franchised restaurants in operation during the three months ended June 30, 1997, from 32 open at June 30, 1996, as compared to 28 open at June 30, 1997.

        With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $1.4 million for the three months ended June 30, 1997, a decrease of approximately $1.0 million or 42%, from approximately $2.4 million for the three months ended June 30, 1996. This decrease was due primarily to the closing of 12 unprofitable Company-owned restaurants in 1996. General and administrative expenses were approximately $637,000 for the three months ended June 30, 1997, a decrease of approximately $463,000 or 41%, from approximately $1.1 million for the comparable period in 1996, primarily due to the reduction in corporate overhead expenses due to the Company reducing and carefully monitoring spending.

        Advertising expenses decreased approximately $207,000, or 86%, to approximately $34,000 for the three months ended June 30, 1997 from approximately $241,000 for the comparable prior year period. This was due to the reduction of spending under the cash constraints of the Chapter 11 Cases.

        Depreciation and amortization was approximately $111,000 for the three months ended June 30, 1997, a decrease of approximately $121,000, or 52%, from approximately $232,000 for the three months ended June 30, 1996. The decrease is attributable to the closing of 12 Company-owned restaurants during 1996 and the writing off of the net value of the related assets and the write down of long lived assets in 1996.

        Interest expense was approximately $10,000 for the three months ended June 30, 1997, a decrease of approximately $96,000, or 91%, from approximately $106,000 for the comparable period in 1996. This decrease resulted from the Company stopping interest accruals on an outstanding promissory note of $3.6 million as of the filing of the Chapter 11 Cases. This promissory note is included in liabilities subject to compromise.

        The reorganization professional fees of approximately $164,000 for the three months ended June 30, 1997 were incurred in connection with the Company's Chapter 11 Cases and related U.S. Trustee fees.

        The Company incurred a net loss of approximately $530,000 during the three months ended June 30, 1996, a decrease of approximately $290,000, or 35%, from the net loss of approximately $820,000 in the comparable 1996 period. The decrease in the loss was attributable principally to decreased restaurant operating expenses, as a result of the closing of unprofitable stores during 1996, the decrease in corporate overhead expenses, offset by approximately $164,000 in bankruptcy related professional fees.

        No provision for income taxes was required in either the three months ended June 30, 1997 or 1996 because of the net losses incurred by the Company for federal and state income tax purposes.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996
----------------------------------------------------------------------------

        Total revenue was approximately $3.6 million for the six months ended June 30, 1997, a decrease of approximately $2.4 million or 40%, from revenue of approximately $6.0 million for the six months ended June 30, 1996. This decrease was primarily due to the decrease in the number of Company-owned restaurants from 30 at June 30, 1996 to 17 at June 30, 1997.

        System-wide sales at all Company-owned and franchised restaurants were approximately $8.1 million for the six months ended June 30, 1997 and approximately $11.1 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the six months ended June 30, 1997 was the primary cause of the decrease in sales.

        Revenue from sales at Company-owned restaurants was approximately $3.1 million for the six months ended June 30, 1997, a decrease of approximately $2.1 million or 40%, from sales at Company-owned restaurants of approximately $5.2 million for the six months ended June 30, 1996. This decrease was primarily due to the decrease in the number of Company-owned restaurants operating during the six months ended June 30, 1997 as compared to the prior year period. Franchise royalty and advertising fees earned from franchisees were approximately $415,000 for the six months ended June 30, 1997, a decrease of approximately $69,000 or 14%, from approximately $484,000 for the comparable prior year period. The decrease resulted from the lower number of franchised restaurants in operation during the six months ended June 30, 1997, from 32 open at June 30, 1996, as compared to 28 open at June 30, 1997.

        With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $2.8 million for the six months ended June 30, 1997, a decrease of approximately $2.0 million or 42%, from approximately $4.8 million for the six months ended June 30, 1996. This decrease was due primarily to the closing of 12 unprofitable Company-owned restaurants in 1996 and one unprofitable Company-owned restaurant in January 1997. General and administrative expenses were approximately $1.3 million for the six months ended June 30, 1997, a decrease of approximately $630,000 or 32%, from approximately $2.0 million for the comparable period in 1996, primarily due to the reduction in corporate overhead expenses due to the Company reducing and carefully monitoring spending.

        Advertising expenses decreased approximately $372,000, or 83%, to approximately $76,000 for the six months ended June 30, 1997 from approximately $448,000 for the comparable prior year period. This was due to the reduction of spending under the cash constraints of the Chapter 11 Cases.

        Depreciation and amortization was approximately $223,000 for the six months ended June 30, 1997, a decrease of approximately $262,000, or 54%, from approximately $485,000 for the six months ended June 30, 1996 and one restaurant in January 1997. The decrease is attributable to the closing of 12 Company-owned restaurants during 1996 and the writing off of the net value of the related assets and the write down of long lived assets in 1996.

        Interest expense was approximately $12,000 for the six months ended June 30, 1997, a decrease of approximately $200,000, or 94%, from approximately $212,000 for the comparable period in 1996. This decrease resulted from the Company stopping interest accruals on an outstanding promissory note of $3.6 million as of the filing of the Chapter 11 Cases. This promissory note is included in liabilities subject to compromise.

        As a result of the Company's filing of the Chapter 11 Cases, one Company-owned unprofitable restaurant was closed resulting in approximately $56,000 of expenses. This restaurant was closed to further reduce cash outflow and operating expenses. The reorganization professional fees of approximately $363,000 for the six months ended June 30, 1997 were incurred in connection with the Company's Chapter 11 Cases and related U.S. Trustee fees.

        The Company incurred a net loss of approximately $1.3 million during the six months ended June 30, 1996, a decrease of approximately $694,000, or 34%, from the net loss of approximately $2.0 million in the comparable 1996 period. The decrease in the loss was attributable principally to decreased restaurant operating expenses, as a result of the closing of unprofitable stores during 1996, the decrease in corporate overhead expenses, offset by approximately $363,000 in bankruptcy related professional fees.

        No provision for income taxes was required in either the six months ended June 30, 1997 or 1996 because of the net losses incurred by the Company for federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's primary capital requirements are for restaurant operations and franchise development and for bankruptcy proceedings. As of June 30, 1997 the Company had a working capital deficit of $1,876,040 as compared to a working capital deficit of $287,989 at June 30, 1996.

        Cash used in operating activities of $432,485 for the six months ended June 30, 1997 is primarily the result of the funding of the Company's operating loss for the six months ended June 30, 1997.

        Cash provided by financing activities of $312,365 for the six months ended June 30, 1997 was primarily due to proceeds received from debtor-in-possession financing.

        At June 30, 1997, the Company had $152,060 in cash and a working capital deficit of $1,876,040. Unless additional financing can be obtained, the Company will not be able to meet its current obligations.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

        The Financial Accounting Standards Board has issued Statement 128, "Earnings Per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior EPS data presented. In the opinion of management, adoption of Statement 128 will not have a material effect on the Company's financial position, results of operation, or previously reported EPS.

        The information set forth in this Report and in all publicly disseminated information about the Company, including the narrative contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, includes "forward-looking statements" within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof and are not guaranteed.

                                     PART II
                                     -------

                                OTHER INFORMATION

ITEM 5.                OTHER INFORMATION

         In early July 1997, the Company's shares of common stock and warrants were delisted from the Nasdaq SmallCap Market. Previously, the Company's shares of common stock and warrants were delisted from the Boston Stock Exchange. The Company's shares of common stock and warrants continue to trade in the over-the-counter market.

         As of June 6, 1996, Helen Papa, the Company's Chief Financial Officer resigned from the Company. As of such date the Company has been operating without an acting Chief Financial Officer.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        27.    Financial Data Schedule

        (b) No reports on Form 8-K were filed the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PUDGIE'S CHICKEN, INC.

August 14, 1997                        /s/ Steven Wasserman
------------------------              ----------------------------------
Date                                  Steven Wasserman
                                      President and Chief Executive Officer
                                      (and Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                                               Page Number
--------------                                               -----------
27                     Financial Data Schedule                   16