Form 10QSB
period 1997-09-30
PUDGIES CHICKEN INC
filed 1997-11-14
CIK 946395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  September 30, 1997
OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________________

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

As of November 13, 1997, the registrant had 4,488,385 shares of its Common Stock, $.01 par value, issued and outstanding.

                                  Page 1 of 19
                         The Exhibit Index is on Page 18

                     PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                      INDEX



PART I.        FINANCIAL INFORMATION                                                  PAGE
                                                                                      ----



Item 1 - Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996......................................................... 3

         Consolidated Statements of Income for the three and the nine months ended
         September 30, 1997 and September 30, 1996..................................... 4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1997 and September 30, 1996............................... 5

         Notes to Consolidated Financial Statements.................................... 6

Item 2 - Management's Discussion and Analysis or Plan of Operation.................... 11

PART II. OTHER INFORMATION

Item 5 - Other Information............................................................ 16

Item 6 - Exhibits and Reports on Form 8-K............................................. 16

Signature Page ....................................................................... 17

Exhibit Index......................................................................... 18

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
DEBTORS-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                DECEMBER 31,         SEPTEMBER 30,
                                                                                    1996                1997
                                                                                                     (UNAUDITED)
ASSETS
Current assets
Cash                                                                             $272,180               42,310
Restricted cash                                                                    62,365              116,000
Franchise and advertising royalties receivable, net                               129,908              117,740
Inventory                                                                          97,060               70,936
                                                                            -------------        -------------
                   Total current assets                                           561,513              346,986

Property and equipment, net                                                     1,663,706            1,277,929
Other assets                                                                      164,175              171,220
                                                                            -------------        -------------
                   Total assets                                                $2,389,394            1,796,135
                                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise
Accounts payable and accrued expenses                                             536,106            1,003,290
Note payable                                                                          ---              250,000
Unsecured notes payable - administrative claim                                        ---              225,000
Deferred franchise fees                                                           297,500              272,500
Accrued Chapter 11 fees                                                           344,971              743,044
Deferred rent                                                                     189,440              168,460
                                                                            -------------        -------------
                   Total current liabilities                                    1,368,017            2,662,294

Liabilities subject to compromise                                               8,056,704            8,056,704
                                                                            -------------        -------------

                   Total liabilities                                            9,424,721           10,718,998
                                                                            -------------        -------------

Redeemable Preferred Stock; $.01 par value;
 10,000 shares authorized, issued and outstanding
 (redemption and liquidation value of $1,069,000)                              1,069,000             1,069,000

Redeemable Convertible Preferred Stock, Series A $.01 par value;
 550 shares authorized, 200 shares issued and outstanding
 (redemption value of $2,520,000)                                              1,978,770             1,978,770

Stockholders' equity:
 Preferred stock, 250,000 shares authorized (including
   10,000 shares of Redeemable Preferred Stock): $4 Cumulative
   Preferred Stock $.01 par value, 50,000 shares issued and outstanding
   (liquidation value $500,000)                                                      500                   500

 Common stock, $.01 par value, 10,000,000 shares authorized;
  4,488,385 shares issued and outstanding                                         44,884                44,884
 Additional paid-in capital                                                   15,781,541            15,737,401
 Accumulated deficit                                                         (25,856,492)          (27,753,418)
 Deferred compensation                                                           (53,530)                  ---
                                                                            -------------        -------------
                   Total stockholders' deficit                               (10,083,097)          (11,970,633)




                                                                            -------------        -------------
   Total liabilities and stockholders' deficit                                $2,389,394            1,796,135
                                                                            =============        =============





        The accompanying notes are an integral part of these consolidated financial statements.


                                       (3)

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                     SEPTEMBER 30,
                                                     (UNAUDITED)                                       (UNAUDITED)
                                           1996                        1997                 1996                           1997
REVENUE

Restaurant sales                        $2,949,955                 $1,403,002            $8,133,105                    $4,513,133
Franchise and advertising royalties        245,275                    172,375               729,072                       587,841
Franchise fees                                 ---                     10,000               255,000                        25,000
Interest income and other revenue           28,218                     46,439                71,347                        87,408
                                     --------------               ------------         -------------                 -------------
                                         3,223,448                  1,631,816             9,188,524                     5,213,382
                                     --------------               ------------         -------------                 -------------


COSTS AND EXPENSES

Restaurant cost of sales                 1,202,018                    538,384             3,191,067                     1,751,326
Restaurant operating expenses            1,611,069                    797,080             4,444,703                     2,388,769
Franchising costs                           43,063                     22,022               134,216                        97,466
General and administrative               1,240,399                    639,232             3,188,469                     1,956,668
Arbitration award                        1,707,404                        ---             1,707,404                           ---
Restaurant closing expenses                347,010                        ---               347,010                           ---
Advertising expenses                       227,345                      4,223               674,997                        79,965
Depreciation and amortization              230,169                    110,952               714,848                       334,038
Interest expense                           108,846                     10,148               320,543                        22,626
                                     --------------               ------------         -------------                 -------------
                                         6,717,323                  2,122,041            14,723,257                     6,630,858
                                     --------------               ------------         -------------                 -------------


Loss before reorganization items       ($3,493,875)                 ($490,225)          ($5,534,733)                  ($1,417,476)
                                     --------------               ------------         -------------                 -------------


Reorganization items

Loss on closing of restaurants             831,029                        ---               831,029                        56,388
Professional fees                          $43,000                    $60,000               $43,000                      $423,062
                                     --------------               ------------         -------------                 -------------

Net loss                               ($4,367,904)                 ($550,225)          ($6,408,762)                  ($1,896,926)
                                     ==============               ============         =============                 =============


Net loss per common share                   ($0.98)                    ($0.12)               ($1.43)                      ($0.42)
                                     ==============               ============         =============                 =============

Shares used in computation               4,475,421                  4,488,385             4,484,866                    4,488,385
                                     ==============               ============         =============                 =============







       The accompanying notes are an integral part of these consolidated financial statements.



                                      (4)

PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                         NINE MONTHS
                                                                             ENDED
                                                                         SEPTEMBER 30,
                                                                         (UNAUDITED)
                                                               1996                         1997
Cash flows from operating activities

Net loss                                                    (6,408,822)                 (1,896,926)

Adjustments to reconcile net income
to net cash provided by operations

Depreciation and amortization                                  714,848                     334,038
Provision for bad debt                                         241,506                     121,753
Loss on closure of restaurants                                 831,029                      56,388
Deferred compensation expense                                    8,451                       9,390


Changes in operating assets and liabilities
(Increase) decrease in operating assets
   Franchise and advertising royalties receivable             (263,555)                   (109,585)
   Inventories                                                   8,110                      26,124
   Other assets                                                232,075                      (7,045)


Increase (decrease) in operating liabilities
   Accounts payable and accrued expenses                      (843,911)                    844,277
   Deferred franchise fees                                     (80,000)                    (25,000)
   Other liabilities                                          (135,823)                        ---
   Liabilities subject to compromise                         3,784,573                         ---
                                                         --------------                 -----------

Net cash (used in) operating activities                     (1,911,519)                   (646,586)
                                                         --------------                 -----------

Cash flows from investing activities
Purchase of property and equipment                            (484,558)                     (4,649)
Net proceeds from disposal of restaurants                       89,623                         ---
                                                         --------------                 -----------

Net cash provided by (used in) investing activities           (394,935)                     (4,649)
                                                         --------------                 -----------

Cash flows from financing activities

Additions to notes payable                                     318,518                     475,000
Repayments of borrowings                                      (178,396)                        ---
Proceeds from issuance of
  Preferred Stock, net of issuance costs                     1,665,922                         ---
Net decrease in restricted cash                                    ---                     (53,635)
                                                         --------------                 -----------
Net cash provided by financing activities                    1,806,044                     421,365
                                                         --------------                 -----------


Net decrease in cash                                          (500,410)                   (229,870)

Cash at beginning of period                                    823,440                     272,180
                                                         -------------                  -----------

Cash at end of period                                          323,030                      42,310
                                                         =============                  ===========





        The accompanying notes are an integral part of these consolidated financial statements.

                                       (5)

                     PUDGIE'S CHICKEN, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

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

        The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations of Pudgie's Chicken, Inc. ("PCI") and its subsidiaries (the "Company") for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

        For financial reporting purposes, the Company has applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7) in the accompanying consolidated financial statements.

        PCI and all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on various dates from September 18, 1996 through October 10, 1996 (the "Chapter 11 Cases"). On October 15, 1996, the individual petitions of the Company were procedurally consolidated by the Bankruptcy Court. The Company is currently operating its business as debtors-in-possession, subject to the approval of the Bankruptcy Court for certain proposed actions. Additionally, an official unsecured creditors committee and an official equity committee have been formed which have the right to review and object to non-ordinary course business transactions and are expected to participate in the formulation and approval of any plan or plans of reorganization. The Company's exclusivity period for filing a plan of reorganization expired on April 27, 1997.

        On October 3, 1997, PCI and certain of its subsidiaries filed a proposed Plan of Reorganization (the "Plan") and a related proposed Disclosure Statement with the Bankruptcy Court. The Plan provides for distributions to various classes of creditors and further provides for the existing equity to retain a portion of its existing interests, though existing equity will be substantially diluted under the Plan.

        Funding of the Plan is based upon the issuance of Certificates of Indebtedness (the "Certificates") pursuant to Section 364(b) and (f) of the Bankruptcy Code, as authorized by an order of the Bankruptcy Court entered on September 18, 1997 approving a DIP Financing Agreement entered into between
PCI and ReCap Partners, LLC ("ReCap") on August 15, 1997 (the "ReCap DIP Financing Order"). The order authorizes PCI to issue and sell two classes of unsecured promissory notes, i.e., the Certificates, on the terms set forth below. Pursuant to the express language of Section 364(f), the sale of the Certificates is exempt from all federal and state securities registration requirements. Additionally, because the issuance of the Certificates has been approved by the Bankruptcy Court for a debtor-in-possession under title 11, the Certificates are also exempt pursuant to section 3(a)(7) of the Securities Act of 1933, as amended.

        Initially, in order to raise interim operating capital, PCI will issue, and ReCap will use its best efforts to locate and identify (directly or indirectly through NASD member broker/dealers) potential lenders to purchase, Class A Certificates of Indebtedness (the "Class A Certificates") in the sum of up to approximately $750,000.00. Class A Certificate Holders may elect in writing to exchange the entire amount of their Certificates for new common stock in the reorganized PCI ("New Common Stock") as follows: Class A Certificate Holders may exchange the entire amount of their Class A Certificates at the rate of one (1) share of New Common Stock for each $2.50 of principal amount of their administrative claim evidenced by the Certificates, at the rates of interest specified in the respective Certificates, subject to the fractional share provisions of this Plan. As of September 30, 1997, PCI had issued $225,000 of Class A Certificates.

        Secondly, in order to raise sufficient plan funding capital to make the Plan feasible under Section 1129 of the Code, PCI will issue, and ReCap will use its best efforts to locate and identify (directly or indirectly through NASD member broker/dealers) potential purchasers of a minimum of $3.75 million to a maximum of $5.25 million of Class B Certificates (the "Class B Certificates"). Class B Certificate Holders may exchange the entire amount of their Class B Certificates at the rate of one (1) share of New Common Stock for each $5.00 of principal amount of their administrative claim evidenced by the Certificates.

        The Company expects to receive approval of the Disclosure Statement in November, 1997 and to confirm the Plan in early 1998.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to this event, including the Company's recurring losses from operations as reflected in the consolidated statement of operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to the carrying value of assets or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern or as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with debtor-in-possession and other financing agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations.

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

2.      POST-PETITION FINANCING

        On March 13, 1997, the Bankruptcy Court entered a final order authorizing the Company to obtain debtor-in-possession financing of up to a maximum of $250,000 pursuant to a loan and security agreement dated February 28, 1996, to grant the lender (the "Lender") a secured claim for loans made up to a maximum of $250,000. The facility bears interest at 16% payable monthly and is due upon the earlier of (i) February 1, 1998, (ii) the dismissal of the Chapter 11 Cases or (iii) the conversion of the Chapter 11 Cases to a proceeding under Chapter 7 of the Bankruptcy Code. The Company has borrowed $250,000 under this facility.

        In the event of confirmation of a plan of reorganization, the Lender shall receive additional compensation in the form of warrants to purchase common stock of the Company ("Warrants") with an estimated fair value of $100,000. The Warrants shall (1) be issued pursuant to a plan of reorganization, (2) be delivered to the Lender within 60 days after confirmation of a plan of reorganization, (3) be exercisable during a period of seven years, commencing six months after the date of confirmation of a plan of reorganization and (4) have an exercise price equal to 115% of the fair market value of the Company's common stock (as defined in the Warrant).

        On October 30, 1996, the Bankruptcy Court entered a final order authorizing the Company to obtain credit in the form of food supply advances from Sysco Foodservices of Connecticut. A first priority lien was granted to Sysco Foodservices of Connecticut up to the amount of $250,000. On September 16, 1997, the Bankruptcy Court approved the substitution of DiCarlo Distributors, Inc. as the Company's primary food supplier, replacing Sysco Foodservices of Connecticut. As a result of the change in suppliers, the Company believes that it has rectified certain difficulties encountered with Sysco, has accomplished a smooth transition between suppliers and has established favorable credit and supply terms with DiCarlo on an ongoing basis.

3.      CONTINGENCIES

        On June 30, 1995, Gallus Investments, L.P. ("Gallus"), an area developer of the Company's franchised restaurants, commenced an action against the Company alleging, among other claims, common law fraud and violations of the Franchise Sales Act of the State of New York regarding its area development agreement with the Company.

        On September 12, 1996, a panel of the American Arbitration Association rendered an award against the Company in favor of Gallus. In rendering the award, the arbitrators determined that the Company had violated the Franchise Sales Act of the State of New York. The award was in the amount of $1,375,888 in damages and $331,516 in attorney fees. A motion to confirm the Gallus award in the United States District Court for the Eastern District of Virginia had initially been stayed as a result of the Company's bankruptcy filing. The amount of the award has been recorded as a liability subject to compromise by the Company.

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

         On October 28, 1997, the Company appeared in the United States Court of Appeals for the Fourth Circuit to reverse the award made by the American Arbitration Association. A decision is expected in the near future.

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

         The Company is a defendant in litigation alleging infringement on a franchisee's franchise area. The plaintiff seeks damages of $1,250,000 and an injunction prohibiting the Company from doing business within the exclusive franchise area allegedly granted to the franchisee. The Company intended to file a motion to dismiss the complaint based upon the fact that a franchise agreement does not exist between the plaintiff and the Company and that any illicit transfer of the franchise rights to a party not approved by the Company constituted a termination of the franchisee's franchise. The motion to dismiss was not filed due to the Company's voluntary petition under Chapter 11.

         The Company has brought an action in New York against one of its franchisees seeking approximately $77,000 in unpaid royalty and advertising fees. The franchisee counterclaimed and seeks $15,000,000 for an alleged breach of its franchise agreement.

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

         Management believes that the Company has valid and meritorious defenses against the claims described above. By virtue of the Chapter 11 petition (note
1), all of the above mentioned actions are stayed pending confirmation of a reorganization plan to be filed by the Company. At present, the claims are being treated as unliquidated claims in that they have not yet been reduced to judgment by a court of competent jurisdiction and no agreement between the Company, as debtor, and the plaintiffs as creditors, has been reached. It is anticipated that the plan of reorganization will take into account all of the forestalled claims and that each one of the claims will be resolved based upon a formula contained within the plan of reorganization. As a consequence, the amounts sought by the plaintiffs in their lawsuits are being treated as unliquidated amounts subject to readjustments pursuant to the plan of reorganization. Therefore, an estimate of the ultimate settlement of these claims cannot be made and no provision has been recorded for such amounts in the accompanying consolidated financial statements.

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

                     PUDGIE'S CHICKEN INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

         Total revenue was approximately $1.6 million for the three months ended September 30, 1997, a decrease of approximately $1.6 million or 50%, from revenue of approximately $3.2 million for the three months ended September 30, 1996. This decrease was primarily due to the decrease in the number of Company-owned restaurants from 20 at September 30, 1996 to 17 at September 30, 1997 and to declining same-store sales resulting from reduced advertising expenditures due to cash constraints associated with its Bankruptcy filing.

         System-wide sales at all Company-owned and franchised restaurants were approximately $3.5 million for the three months ended September 30, 1997 and approximately $6.0 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the three months ended September 30, 1997 and declining same-store sales resulting from reduced advertising expenditures were the primary causes of the decrease in sales.

         Revenue from sales at Company-owned restaurants was approximately $1.4 million for the three months ended September 30, 1997, a decrease of approximately $1.5 million or 52%, from sales at Company-owned restaurants of approximately $2.9 million for the three months ended September 30, 1996. This decrease was primarily due to the decrease in the number of Company-owned restaurants operating during the three months ended September 30, 1997 as compared to the prior year period. Franchise royalty and advertising fees earned from franchisees were approximately $172,000 for the three months ended September 30, 1997, a decrease of approximately $73,000 or 30%, from approximately $245,000 for the comparable prior year period. The decrease resulted from the lower average number of franchised restaurants in operation during the third quarter from 31 at September 30, 1996, to 29 at September 30, 1997.

         With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $1.3 million for the three months ended September 30, 1997, a decrease of approximately $1.5 million or 54%, from approximately $2.8 million for the three months ended September 30, 1996. This decrease was due primarily to lower average number of Company-owned restaurants in operation during the three months ended September 30, 1997 and to reduced same-store sales. General and administrative expenses were approximately $639,000 for the three months ended September 30, 1997, a decrease of approximately $561,000 or 47%, from approximately $1.2 million for the comparable period in 1996, primarily due to the reduction in corporate overhead expenses as a result of the Company reducing and carefully monitoring spending.

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

         Advertising expenses decreased approximately $223,000, or 98%, to approximately $4,000 for the three months ended September 30, 1997 from approximately $227,000 for the comparable prior year period. This was due to the reduction of spending under the cash constraints of the Chapter 11 Cases.

         Depreciation and amortization was approximately $111,000 for the three months ended September 30, 1997, a decrease of approximately $119,000, or 52%, from approximately $230,000 for the three months ended September 30, 1996. The decrease is attributable to the closing of 12 Company-owned restaurants during 1996 and the writing off of the net value of the related assets and the write down of long lived assets in 1996.

         Interest expense was approximately $10,000 for the three months ended September 30, 1997, a decrease of approximately $99,000, or 91%, from approximately $109,000 for the comparable period in 1996. This decrease resulted from the Company stopping interest accruals on an outstanding promissory note of $3.6 million as of the filing of the Chapter 11 Cases. This promissory note is included in liabilities subject to compromise.

         The reorganization loss on closing of restaurants of approximately $831,000 during the three months ended September 30, 1996 due to the Company closing seven Company-owned unprofitable restaurants to reduce cash outflow and operating expenses as a result of the Company's bankruptcy filing. The reorganization professional fees of approximately $60,000 and $43,000 for the three months ended September 30, 1997 and 1996, respectively, were incurred in connection with the Company's Chapter 11 Cases and related United States Trustee fees.

         The Company incurred a net loss of approximately $550,000 during the three months ended September 30, 1996, a decrease of approximately $3,818,000, or 87%, from the net loss of approximately $4,368,000 in the comparable 1996 period. The decrease in the loss was attributable principally to the accrual for the arbitration award of approximately $1.7 million and approximately $1.2 million expensed in conjunction with the closing of 10 Company-owned restaurants during the third quarter of 1996, as well as decreased restaurant operating expenses and corporate overhead expenses in the third quarter of 1997.

         Certain expenses included in the general and administrative expenses are specifically related to the chapter 11 proceedings.


         No provision for income taxes was required in either the three months ended September 30, 1997 or 1996 because of the net losses incurred by the Company for federal and state income tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

         Total revenue was approximately $5.2 million for the nine months ended September 30, 1997, a decrease of approximately $4.0 million or 44%, from revenue of approximately $9.2 million for the nine months ended September 30, 1996. This decrease was primarily due to the decrease in the number of Company-owned restaurants from 20 at September 30, 1996 to 17 at September 30, 1997 and to declining same-store sales resulting from reduced advertising expenditures due to cash constraints associated with its Bankruptcy filing.

         System-wide sales at all Company-owned and franchised restaurants were approximately $6.3 million for the nine months ended September 30, 1997 and approximately $10.7 million for the comparable prior year period. The effect of the lower average number of Pudgie's restaurants in operation for the nine months ended September 30, 1997 and declining same-store sales resulting from reduced advertising expenditures were the primary causes of the decrease in sales.

         Revenue from sales at Company-owned restaurants was approximately $4.5 million for the nine months ended September 30, 1997, a decrease of approximately $3.6 million or 44%, from sales at Company-owned restaurants of approximately $8.1 million for the nine months ended September 30, 1996. This decrease was primarily due to the decrease in the average number of Company-owned restaurants operating during the nine months ended September 30, 1997 as compared to the prior year period and to declining same-store sales resulting from reduced advertising expenditures due to cash restraints associated with its Bankruptcy filing. Franchise royalty and advertising fees earned from franchisees were approximately $588,000 for the nine months ended September 30, 1997, a decrease of approximately $141,000 or 19%, from approximately $729,000 for the comparable prior year period. The decrease resulted from the lower number of franchised restaurants in operation during the nine months ended September 30, 1997, from 31 at September 30, 1996, to 26 at September 30, 1997.

         With respect to Company-owned restaurants, costs of products sold and restaurant operating expenses were approximately $4.1 million for the nine months ended September 30, 1997, a decrease of approximately $3.5 million or 46%, from approximately $7.6 million for the nine months ended September 30, 1996. This decrease was due primarily to the closing of 12 unprofitable Company-owned restaurants in the second half of 1996 and one unprofitable Company-owned restaurant in January 1997. General and administrative expenses were approximately $2.0 million for the nine months ended September 30, 1997, a decrease of approximately $1.2 million or 38%, from approximately $3.2 million for the comparable period in 1996, primarily due to the reduction in corporate overhead expenses due to the Company reducing and carefully monitoring spending.

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

         Advertising expenses decreased by approximately $595,000, or 88%, to approximately $80,000 for the nine months ended September 30, 1997 from approximately $675,000 for the comparable prior year period. This was due to the reduction of spending under the cash constraints of the Chapter 11 Cases.

         Depreciation and amortization was approximately $334,000 for the nine months ended September 30, 1997, a decrease of approximately $381,000, or 53%, from approximately $715,000 for the nine months ended September 30, 1996. The decrease is attributable to the closing of 12 Company-owned restaurants during the second half of 1996 and one restaurant in January 1997, and the writing off of the net value of the related assets and the write down of long lived assets in 1996.

         Interest expense was approximately $23,000 for the nine months ended September 30, 1997, a decrease of approximately $298,000, or 93%, from approximately $321,000 for the comparable period in 1996. This decrease resulted from the Company stopping interest accruals on an outstanding promissory note of $3.6 million as of the filing of the Chapter 11 Cases. This promissory note is included in liabilities subject to compromise.

         The reorganization loss on closing of restaurants of approximately $56,000 during the nine months ended September 30, 1997 and $831,000 for the nine months ended September 30, 1996, is the result of the Company closing one Company-owned unprofitable restaurant in 1997 and seven restaurants in 1996 to reduce cash outflow and operating expenses as a result of the Company's bankruptcy filing. The reorganization professional fees of approximately $423,000 and $43,000 were incurred in connection with the Company's Chapter 11 Cases and related United States Trustee fees during the nine months ended September 30, 1997 and 1996, respectively.

         The Company incurred a net loss of approximately $1.9 million during the nine months ended September 30, 1996, a decrease of approximately $4.5 million, or 70%, from the net loss of approximately $6.4 million in the comparable 1996 period. The decrease in the loss was attributable principally to the accrual for the arbitration award of approximately $1.7 million and approximately $1.2 million expensed in conjunction with the closing of 10 Company-owned stores during the third quarter of 1996 as well as decreased restaurant operating expenses and corporate overhead expenses during the first nine months of 1997, offset by approximately $423,000 in bankruptcy related professional fees.

         No provision for income taxes was required in either the nine months ended September 30, 1997 or 1996 because of the net losses incurred by the Company for federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements are for restaurant operations and franchise development and for bankruptcy proceedings. As of September 30, 1997 the Company had a working capital deficit of $2,315,308 as compared to a working capital deficit of $696,214 at September 30, 1996.

         Cash used in operating activities of $646,586 for the nine months ended September 30, 1997 is primarily the result of the funding of the Company's operating loss for the nine months ended September 30, 1997.

         Cash provided by financing activities of $421,365 for the nine months ended September 30, 1997 was primarily due to proceeds received from debtor-in-possession financing.

         During the third quarter of 1997, the Company raised $225,000 through the issuance of Class A Certificates. Of these proceeds, $109,000 has been received as of September 30, 1997. Subsequent to September 30, 1997, the Company raised an additional $200,000 through the sale of Class A Certificates. Management believes that such proceeds will be sufficient to fund the Company's operations through December 31, 1997. However, additional financing will be required to enable the Company to meet its current obligations in the future.

         At September 30, 1997, the Company had $158,310 in cash and restricted cash and a working capital deficit of $2,315,308. Unless additional financing can be obtained, the Company will not be able to meet its current obligations.

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

         As of September 6, 1997, Helen Papa the Company's Chief Financial Officer resigned from the Company. As of such date the Company has been operating without an acting Chief Financial Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

      27.    Financial Data Schedule

      (b) No reports on Form 8-K were filed the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PUDGIE'S CHICKEN, INC.

November 14, 1997                   /s/ Steven Wasserman
------------------------            -------------------------------
Date                                Steven Wasserman
                                    President and Chief Executive Officer
                                    (and Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                                                   Page Number
--------------                                                   -----------
27                   Financial Data Schedule                         19